Form 10QSB
period 1996-06-30
PARAVANT COMPUTER SYSTEMS INC /FL/
filed 1996-08-14
CIK 944405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1996

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period___________ to _____________

Commission file number:  0-28114

                         PARAVANT COMPUTER SYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Florida                                  59-2209179
(State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
Incorporation or Organization)


                           780 South Apollo Boulevard
                                   Atrium One
                            Melbourne, Florida 32901
                    (Address of Principal Executive Offices)

                                  407-727-3672

                           (Issuer's Telephone Number)

                                       N/A

              (Former name, former address and former fiscal year,
                          if changed since last report)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X*] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                    At August 8, 1996, there were outstanding
          7,953,354 shares of Common Stock, $.015 par value per share.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

- --------
* The issuer's Registration Statement on Form SB-2 (Registration No. 33-91426) was declared effective on May 31, 1996. This report is hereby filed pursuant to Rule 15d-13(a) under the Securities Exchange Act of 1934.

                         PARAVANT COMPUTER SYSTEMS, INC.

                                      INDEX

                                                                                            PAGE
                                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Condensed Balance Sheet - June 30, 1996 .....................................................3

Condensed Statements of Earnings for the three months ended June 30, 1996 and
  1995 and the nine months ended June 30, 1996 and 1995 .....................................5

Condensed Statements of Cash Flows for the nine months
  ended June 30, 1996 and 1995...............................................................7

Notes to Condensed Financial Statements......................................................9

Item 2.        Management's Discussion and Analysis or Plan of Operation....................11

PART II - OTHER INFORMATION

Item 2.        Changes in Securities........................................................16

Item 6.        Exhibits and Reports on Form 8-K.............................................17

SIGNATURES..................................................................................18


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         PARAVANT COMPUTER SYSTEMS, INC.

                             Condensed Balance Sheet

                                  June 30, 1996

                                     Assets

Current assets:                                                                    (Unaudited)
     Cash and cash equivalents                                                         $76,722
     Accounts receivable                                                             2,910,263
     Employee receivables and advances                                                  62,856
     Inventory (note 2)                                                              3,850,146
     Prepaid expenses                                                                   38,756
     Income taxes receivable                                                            11,017
     Deferred income taxes                                                             592,748
                                                                                    ----------
     Total current assets                                                            7,542,508

Property, plant and equipment, net                                                     444,540

Intangible assets, net                                                                  96,250

Demonstration pool and custom mold, net                                                 85,636

Deferred income taxes                                                                   32,150

Other assets                                                                            31,502
                                                                                    ----------
                                                                                    $8,232,586
                                                                                    ==========

See accompanying notes to condensed financial statements

                      Liabilities and Stockholders' Equity

Current liabilities:                                                               (Unaudited)
     Other notes payable                                                              $125,000
     Current maturities of long-term debt                                              129,861
     Current maturities of capital lease obligations                                    66,897
     Accounts payable                                                                  616,737
     Accrued commissions                                                               344,289
     Accrued expenses                                                                  712,015
                                                                                     ---------
               Total current liabilities                                             1,994,799

Long-term debt, less current maturities                                                626,606
Capital lease obligations, less current maturities                                      55,203
                                                                                     ---------
               Total liabilities                                                     2,676,608
                                                                                     ---------
Stockholders' equity:

     Preferred stock, par value $.01 per share.  Authorized 2,000,000
               shares, none issued                                                        --
     Common stock, par value $.015 per share. Authorized 30,000,000
               shares, issued and outstanding 7,950,000 shares                         119,250
     Additional paid-in capital                                                      5,043,260
     Retained earnings                                                                 393,468
                                                                                    ----------
               Total stockholders' equity                                            5,555,978
                                                                                    ----------
                                                                                    $8,232,586
                                                                                    ==========

See accompanying notes to condensed financial statements.

                         PARAVANT COMPUTER SYSTEMS, INC.

                        Condensed Statements of Earnings

                For the three months ended June 30, 1996 and 1995


                                                                       (Unaudited)
                                                                   1996           1995
                                                                   ----           ----
Revenues                                                        $1,957,228    $1,228,822

Cost of revenues                                                 1,121,953       519,192
                                                                 ---------       -------
               Gross profit                                        835,275       709,630

Selling and administrative expense                                 906,425       922,034
                                                                 ---------       -------
               Loss from operations                                (71,150)     (212,404)

Other income (expense):

   Miscellaneous                                                   (30,640)        7,346
   Interest expense                                               (107,023)     (101,004)
                                                                 ---------       -------
               Loss before income taxes                           (208,813)     (306,062)

Income tax benefit                                                  72,701        54,323
                                                                 ---------       -------
               Net loss                                          $(136,112)    $(251,739)
                                                                 =========     =========
Weighted average number of shares outstanding                    4,883,333     4,500,000
                                                                 =========     =========
Loss per share                                                  $    (.03)    $    (.06)
                                                                 =========     =========





See accompanying notes to condensed financial statements.

                         PARAVANT COMPUTER SYSTEMS, INC.

                        Condensed Statements of Earnings

                For the nine months ended June 30, 1996 and 1995

                                                                      (Unaudited)
                                                                  1996              1995
                                                                  ----              ----
Revenues                                                        $3,682,110    $3,080,354

Cost of revenues                                                 2,253,864     1,604,993
                                                                ----------    ----------
               Gross profit                                      1,428,246     1,475,361
Selling and administrative expense                               2,315,082     2,037,041
                                                                 ---------     ---------
               Loss from operations                               (886,836)     (561,680)

Other income (expense):

    Miscellaneous                                                  (32,646)       11,681
    Interest expense                                              (329,225)     (262,203)
                                                                  ---------     ---------
               Loss before income taxes                         (1,248,707)     (812,202)

Income tax benefit                                                 463,769       256,423
                                                                 ---------     ---------
               Net loss                                          $(784,938)    $(555,779)
                                                                 =========     =========
Weighted average number of shares outstanding                    4,883,333     4,500,000
                                                                 =========     =========
Loss per share                                                  $    (.16)    $    (.12)
                                                                 =========     =========





See accompanying notes to condensed financial statements.

                         PARAVANT COMPUTER SYSTEMS, INC.

                       Condensed Statements of Cash Flows

                For the nine months ended June 30, 1996 and 1995

                                                                            (Unaudited)
                                                                         1996         1995
                                                                         ----         ----

Cash flows from operating activities:

       Net loss                                                       $(784,938)  $(555,779)
       Adjustments to reconcile net loss to net cash used in
         operating activities:

               Depreciation and amortization                            165,671     174,607
               Deferred income taxes                                   (463,769)    (52,953)
               Increase (decrease) in cash caused by change in:

                 Accounts receivable                                  2,384,843   1,830,201
                 Employee receivables and advances                        2,851      19,021
                 Inventory                                           (1,438,312) (1,312,388)
                 Costs and estimated earnings in excess of billings on
                   uncompleted contracts                                322,071    (105,573)
                 Prepaid expenses                                        12,685     (39,098)
                 Income taxes receivable                                (11,017)   (207,824)
                 Other assets                                            (6,172)   (152,153)
                 Deposits                                                  --        (2,318)
                 Accounts payable                                      (717,894)     65,968
                 Amounts due to majority shareholder                    (87,294)        --
                 Accrued commissions                                   (169,951)        --
                 Accrued expenses                                      (132,622)        (18)
                 Billings in excess of costs and estimated earnings
                    on uncompleted contracts                               --        51,571
                 Income taxes payable                                  (317,665)   (122,766)
                                                                     ----------    --------
                      Net cash used in operating activities          (1,241,513)   (409,502)
                                                                     ----------    --------
Cash flows from investing activities:

       Acquisitions of property, plant and equipment                    (57,617)    (54,433)
       Acquisitions of demonstration pool and custom mold               (59,249)    (12,274)
                                                                     ----------    --------
                      Net cash used in investing activities            (116,866)    (66,707)
                                                                     ----------    --------

See accompanying notes to condensed financial statements.           (Continued)

                         PARAVANT COMPUTER SYSTEMS, INC.

                  Condensed Statements of Cash Flows, Continued

                                                                          (Unaudited)
                                                                       1996         1995
                                                                       ----         ----
Cash flows from financing activities:

       Repayment of other notes payable                               (275,000)        --
       Net proceeds from notes payable to bank                             --       602,000
       Net repayments of notes payable to bank                      (2,960,000)        --
       Repayments on long-term debt                                    (82,692)     (73,336)
       Repayment on capital lease obligations                          (50,189)     (56,761)
       Net proceeds from sale of common stock                        4,591,556         --
                                                                     ---------      -------
               Net cash provided by financing activities             1,223,675      471,903
                                                                     ---------      -------
               Net decrease in cash and cash equivalents              (134,704)      (4,306)

Cash and cash equivalents at beginning of the period                   211,426        4,806
                                                                     ---------      -------
Cash and cash equivalents at end of the period                     $    76,722   $      500
                                                                   ===========   ==========
Supplemental disclosures of cash flow information:
      Cash paid during the period  for:
          Interest                                                  $  329,225     $262,203
                                                                    ==========     ========
          Income taxes                                              $   28,406         --
                                                                    ==========     =========

Supplemental disclosure of noncash investing and financing activities:

               The Company entered into capital leases totaling $27,371
                   during the nine months ended June 30, 1996.

               The Company converted $500,000 of its notes payable to bank to long-term debt during the nine months ended June 30, 1996.

See accompanying notes to condensed financial statements.

                         PARAVANT COMPUTER SYSTEMS, INC.

                     Notes to Condensed Financial Statements

                             June 30, 1996 and 1995

(1)    Basis of Presentation

       The accompanying unaudited condensed financial statements of Paravant Computer Systems, Inc. (the "Company" or "PCS") have been prepared in accordance with the instructions and requirements of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal years.

       These condensed financial statements and footnotes should be read in conjunction with the Company's audited financial statements for the fiscal years ending September 30, 1995 and 1994 included in the Prospectus dated June 3, 1996 included in the Company's Registration Statement on Form SB-2 (Registration No. 33-91426), as filed with the Securities and Exchange Commission. The accounting principles used in preparing these condensed financial statements are the same as those described in such statements.

(2)    Inventory

       The following is a summary of inventory at June 30, 1996:

               Raw materials                                        $ 2,345,425
               Work in process                                        1,386,199
               Finished goods                                           194,099
                                                                      ---------

                                                                      3,925,723
               Reserve for obsolete inventory                            75,577
                                                                      ---------
                                                                    $ 3,850,146
                                                                    ===========

(3)    Loss Per Share

       Loss per share has been computed by dividing net loss by the weighted average number of shares outstanding. The weighted average number of shares outstanding has been determined assuming all options issued were
       outstanding for the periods presented.                        (Continued)

                         PARAVANT COMPUTER SYSTEMS, INC.

                     Notes to Condensed Financial Statements

(4)    Contingency

       In March 1996, the Company's former counsel rendered an invoice to the Company totaling approximately $365,000 for legal fees and expenses representing both general corporate services as well as services relating to the Company's initial public offering. The Company has contested the invoice and accrued an estimate for the settlement, if any, of these fees. In March 1996, the Company's former counsel filed an action against the Company, its current underwriter and certain other defendants, alleging, among other things, breach of contract, failure to pay attorneys fees, fraud, copyright infringement and defamation by the Company in connection with the aforementioned services as well as claiming a finder's fee with respect to the underwriter's relationship with the Company. Plaintiff is seeking damages of approximately $28,000,000 from the Company. The Company has filed an answer denying the claims asserted by plaintiff and has asserted defenses and counterclaims against the plaintiff seeking recovery of amounts paid to the plaintiff, plus punitive damages and court costs. Management, after consultation with counsel, is of the opinion that the ultimate resolution of this matter will not have a material adverse effect on future operations of the Company. If the total payments are less than or more than the amount provided in the financial statements, such differences will decrease or increase offering costs or operating expenses, as appropriate.

(5)    Initial Public Offering

       In June 1996, the Company completed an underwritten initial public offering ("IPO") of 1,150,000 shares of common stock and 1,610,000 redeemable warrants to purchase common stock, resulting in aggregate net proceeds of $4,591,556 to the Company after deducting certain commissions, expenses and offering costs.

(6)    Subsequent Event

       On July 12, 1996, the Board of Directors declared a three-for-one common stock split for stockholders of record on July 22, 1996. The stock split was effective on July 25, 1996 and all share related data in the condensed financial statements reflect the stock split for all periods presented.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis or Plan of Operation

               This Quarterly Report on Form 10-QSB contains certain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including but not limited to the length of sales cycles in the military, government and commercial markets, trends in budgetary and appropriations policies involving government contracts, the competitive environment for the Company's products and services, the timing of new orders, the degree of market penetration of the Company's new products and other factors set forth herein or in reports and other documents filed by the Company with the Securities and Exchange Commission.

Results of Operations

               The operations of PCS have been cyclical and generally result in a significant increase in deliveries and revenues in the fourth quarter of each fiscal year as opposed to the first three quarters. The Company's fourth quarter higher revenues levels are due to the lead-time requirements necessary to procure, manufacture, and assemble the components for fourth quarter deliveries. Accordingly, results of operations for the first three quarters of the Company's fiscal year are not necessarily indicative of results expected for the full year.

Three months ended June 30, 1996 vs. three months ended June 30, 1995

               Revenues for the three-month period were $1,957,228 in 1996 compared to $1,228,822 for the same period in 1995, an increase of $728,406 or 59%. This increase is associated with improved product manufacturing efficiencies and overall increased business levels in 1996.

               Gross profit was $835,275 for the period in 1996 compared to $709,630 in 1995, a total increase of $125,645 or 18%. As a percentage of revenues, gross profit declined from 58% to 43% for the three months ended June 30, 1996 and 1995, respectively. Management believes the decrease in gross profit as a percentage of revenues during the 1996 period is not indicative of a general decrease in overall profitability at PCS, but instead results primarily from the fact that the Company experiences fluctuations in its operating results due to its long sales cycle and the seasonality of its business. Because so much of the Company's revenues are related to U.S. military and government procurement, the Company's business is greatly influenced by the timing of such purchases, with a gradual increase in revenues developing during its first three fiscal quarters and most sales typically occurring in the fourth quarter ending September 30 of each year.

               Selling and administrative expenses was $906,425 in 1996 or 46% of revenues, compared to $922,034 or 75% of revenues in 1995, a decrease of $15,609 or 2%. Although selling and administrative expenses have generally increased from year to year in total, there has been an overall decline from year to year as a percentage of revenues. The substantial decline of selling and administrative expenses as a percentage of revenues in 1996 as compared to 1995 is primarily due to the increase in revenues for the period described above.

               Loss from operations decreased to $71,150 in the three months ended June 30, 1996 from $212,404 in the same period for 1995, a decrease of 67%. As a percentage of revenues, loss from operations decreased to 4% in the three months ended June 30, 1996 from 17% in the same period for 1995. This decrease is due primarily to the increase in revenues and gross profits described above.

               There was no significant change in interest expense of $107,023 in the three months ended June 30, 1996 from $101,004 for the same period in 1995. As a percentage of sales, interest expense decreased to 5% in 1996 from 8% of in 1995. The decrease in total interest expense, as a percentage of revenues, from 1995 to 1996 is due primarily to the increase in revenues described above.

               As a result, a net loss of $136,112 was recorded for the three months ended June 30, 1996 compared to a $251,739 loss in 1995, for the same period. As a percentage of revenues, net loss decreased to 7% in the three months ended June 30, 1996 from 20% for the same period in 1995. This decrease is due primarily to the increase in revenues described above.


Nine months ended June 30, 1996 vs. nine months ended June 30, 1995

               Revenues for the nine-month period were $3,682,110 in 1996 compared to $3,080,354 for the same period in 1995, an increase of $601,756 or 20%. This increase is associated with improved product manufacturing efficiencies and overall increased business levels in 1996.

               Gross profit was $1,428,246 for the period in 1996 compared to $1,475,361 in 1995, a decrease of $47,115 or 3%. As a percentage of revenues, gross profit declined from 48% to 39% for the nine months ended June 30, 1996 and 1995, respectively. Management believes the decrease in gross profit during the 1996 period is not indicative of a general decrease in overall profitability at PCS, but instead results primarily from the fact that the Company experiences fluctuations in its operating results due to its long sales cycle and the seasonality of its business. Because so much of the Company's revenues are related to U.S. military and government procurement, the Company's business is greatly influenced by the timing of such purchases, with a gradual increase in revenues developing during its first three fiscal quarters and most sales typically occurring in the fourth quarter ending September 30 of each year.

               Selling and administrative expenses was $2,315,082 in 1996 or 63% of revenues, compared to $2,037,041 or 66% of revenues in 1995, an increase of $278,041 or 14%. The increase is partly related to an overall increase in personnel costs associated with the requirements of the change in PCS's status to a public company and differences in the timing of various expenditures throughout the periods. A portion of selling and administrative expenses are commissions which vary directly with sales volume and by customer. Commissions accrue at the time of sale and are paid upon collection of the related accounts receivable. For the 1996 period, commissions were $351,133, or approximately 9.5% of revenues, and $136,180 greater than the prior period. Other significant increases include increased professional fees of $137,276. Although selling and administrative expenses have generally increased from year to year in total, there has been an overall decline from year to year as a percentage of revenues.

               Loss from operations increased to $886,836 in the nine months ended June 30, 1996 from $561,680 in the same period for 1995, an increase of 58%. As a percentage of revenues, loss from operations increased to 24% in the nine months ended June 30, 1996 from 18% in the same period for 1995. This increase is due primarily to the changes in gross profits and selling and administrative expenses described above.

               Interest expense increased to $329,225 in the nine months ended June 30, 1996 from $262,203 for the same period in 1995, an increase of 26%. As a percentage of revenues, interest expense was 9% and 9% of revenues, in 1996 and 1995, respectively. The increase in total interest expense from 1995 to 1996 is due primarily to increased balances outstanding under the Company's credit arrangements.

               As a result, a net loss of $784,938 was recorded for the nine months ended June 30, 1996 compared to a $555,779 loss in 1995, for the same period. As a percentage of revenues, net loss increased to 21% in the nine months ended June 30, 1996 from 18% for the same period in 1995. This increase is due primarily to the decrease in gross profit, the increase in selling and administrative expenses and the increase in interest expense described above.


Liquidity and Capital Resources

               In June 1996, the Company completed an underwritten initial public offering ("IPO") of 1,150,000 shares of common stock ("Common Stock") and 1,610,000 redeemable warrants to purchase shares of Common Stock ("Warrants"), resulting in aggregate net proceeds of $4,591,556 to the Company after deducting certain commissions, expenses and offering costs. The Company used a portion of the net proceeds of the IPO to repay certain loans in the aggregate principal amount of $1,077,295, as described below. On July 12,1996, the Board of Directors declared a three-for-one split of the Common Stock and, in connection therewith, the Board of Directors also elected to adjust the number of Warrants outstanding by effecting a three-for-one split of the Warrants. The stock split and warrant split were effective on July 25, 1996.

               The Company has a secured revolving credit arrangement with National City Bank in Dayton, Ohio (the "Bank") for a credit line of up to $4,000,000 that is due on demand and bears interest at prime rate plus 0.5% for secured borrowings and prime rate plus 1% for undersecured borrowings. All borrowings are collateralized by accounts receivable, inventory and equipment. Such arrangement is subject to a borrowing base formula involving certain accounts receivable, inventory and equipment. As of June 30, 1996, there were no amounts outstanding under this arrangement. The Company intends to maintain this arrangement with the Bank for the foreseeable future, although there can be no assurance that the Bank will not in the future demand repayment of any amounts then outstanding under its loan arrangement. The Company also has a secured term loan entered into in March 1996 provided by the Bank in the amount of $811,469 to be amortized over five years, bearing interest at a fixed annual rate of 8%. All borrowings thereunder are secured by a lien on accounts receivable, inventory and equipment. As of June 30, 1996, there is approximately $756,000 outstanding under this arrangement with the Bank. The Company also has capital lease obligations of approximately $122,000 at June 30, 1996. These capital lease obligations bear interest rates of 1.25% to 1.50% over the prime rate and are expected to be satisfied within 5 years.

               In August 1995, the Company borrowed $400,000 pursuant to bridge notes from a group of private investors at an annual interest rate of 6%. As of June 30, 1996, $275,000 of these notes were repaid from the net proceeds of the IPO and $125,000 of these notes remain outstanding. It is anticipated that the remaining principal amount of the notes will be satisfied from the net proceeds of the IPO no later than September 1996.

               In connection with certain sales of shares of Common Stock in March 1996 by UES Florida, Inc. (an affiliate of the Company which is controlled by Krishan K. Joshi, the Company's Chairman) ("UES"), Richard P. McNeight, the President and Chief Operating Officer of the Company, William R. Craven, the Vice President of Marketing of the Company, and another shareholder, such shareholders loaned to the Company in April 1996, for working capital purposes, the sums of $646,294; $78,000; $ 26,000 and $52,000, respectively, or an aggregate of $802,294 of the proceeds realized from such sales, at an interest rate of 6% per annum. Such loans, plus accrued interest thereon in an aggregate amount of $8,681, were repaid in June 1996 in accordance with their terms from a portion of the net proceeds of the IPO.

               Following consummation of the IPO in June 1996, the Company paid approximately $88,000 of the net proceeds of the IPO to reimburse UES for certain health insurance and other expenses paid on the Company's behalf.

               The Company has, and continues to have, a dependence upon a few major customers for a significant portion of its revenues. This dependence for revenues has not been responsible for any unusual fluctuations in operating results in the past, and Management does not believe this concentration will generate fluctuations in operating results in the future. However, the potential impact of losing a major customer without securing offsetting and equivalent orders could result in a significant negative impact to the operating results of the Company. The gross margin contributions of the Company's major customers are not generally different than those from its other customers as a whole.

               The Company's operating cash flow was negative $(1,241,513) for the nine months ended June 30, 1996. The Company's operating cash flow was negative $(506,389) in fiscal 1995 and negative $(562,740) in fiscal 1994. These cash outflows were primarily associated with general increases in inventory levels and temporary increases associated with accounts receivable, all in support of the Company's rapid increase in operations reflected by the growth in revenues from $4,621,527 in fiscal 1993 to $8,652,553 in fiscal 1995, an increase of almost 87%. In addition, the Company invested $57,617 for the nine months ended June 30, 1996, $60,350 in fiscal 1995 and $99,547 in fiscal 1994 to acquire manufacturing equipment also in support of these expanded operating levels.

               Due to the Company's orders related to United States Department of Defense procurements, the operations of the Company have been cyclical and generally result in a significant increase in deliveries and revenues in the fourth quarter of its fiscal year ending on September 30. Accordingly, a significant increase in inventory occurs late in the third quarter and continues through the fourth quarter of each fiscal year. This increase in inventory is followed by a corresponding increase in accounts receivable. Inventory and accounts receivable levels then return to lower levels in the first and second quarter of the next fiscal year. Revenues in the fourth quarter of each fiscal year are significantly higher than the first three quarters. Inventory balances are greatest in the third quarter in support of the significantly increased deliveries related to the Company's fourth quarter higher revenues level due to the lead-time requirements necessary to procure, manufacture, and assemble the components for fourth quarter deliveries. This uneven cycle results in severe liquidity pressures during the periods of increased inventory and accounts receivable balances which management of the Company has attempted to address with equity funding provided by the IPO. As of June 30, 1996, management believes inventory balances are not in excess of requirements for deliveries and normal minimum stocking levels.

               Generally, accounts receivable at the end of each quarter are collected within the following quarter. However, it may be the case that the collection of accounts receivable are delayed due to the delayed finalization of a prime contractor's contract with the Government, which results in an extended collection period for the Company. Notwithstanding this condition, the Company has not been required to write off any significant bad debt in the past, and Management does not believe that any significant accounts receivable at June 30, 1996 are likely to be uncollectible.

               As of July 31, 1996 and 1995, the Company's backlog was $4,367,751 and $4,252,915 respectively, consisting of firm fixed price purchase orders. All of these purchase orders are expected to generate profits within the Company's historical levels and the Company believes that the completion of the orders comprising its backlog, and any new orders which may be accepted by the Company in the future, should not result in additional liquidity pressures which cannot be addressed in a manner consistent with the Company's past practices. The Company's backlog of $4,367,751 is scheduled for delivery within one year.

               The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that the proceeds of the IPO, which was consummated in June 1996, together with estimated working capital from operations and other sources of funds, will be adequate to sustain operations for at least a 24-month period after the IPO, and anticipates that such proceeds will be expended over the first 18 months following the IPO. As the Company continues to grow, additional bank borrowings, other debt placements and equity offerings may be considered, in part or in combination, as the situation warrants. In addition, in the event the Company's plans change or its assumptions change or prove to be inaccurate, or if projected cash flow otherwise proves insufficient to fund operations, the Company might need to seek other sources of financing to conduct its operations. There can be no assurance that any such other sources of financing would be available when needed, on commercially reasonable terms, or at all.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

               On July 12, 1996, the Board of Directors of Registrant declared a three-for-one stock split of its outstanding Common Stock. In connection with the stock split, effective July 25, 1996, each shareholder of record on July 22, 1996 was entitled to two additional shares of Common Stock for each share owned on that date.

               In connection with the stock split and as permitted by the Business Corporation Act of the State of Florida, the Registrant amended its Articles of Incorporation by action of its Board of Directors in order to decrease the par value of the Common Stock from $.045 per share to $.015 per share. An Amendment to the Articles of Incorporation was filed with the Department of State of the State of Florida on July 25, 1996 in order to effect the change in the par value.

               In connection with the Common Stock split, the Board of Directors also elected, pursuant to the terms of the Warrant Agreement, dated as of June 13, 1996 (the "Warrant Agreement"), between the Registrant, Continental Stock Transfer & Trust Company and Duke & Co., Inc., to adjust the number of outstanding Warrants by effecting a three-for-one split of the Warrants.

               Prior to the Warrant split, each Warrant entitled the holder thereof to purchase one share of Common Stock at a price of $6.00 per share for a period of five years commencing November 30, 1997 (the "Exercise Period"). The terms of the Warrants also provided that the Warrants were redeemable by the Registrant at any time commencing November 30, 1997 (the "Redemption Period"), upon notice of not less than 30 days, at a price (the "Redemption Price") of $.05 per Warrant, provided that the last sale price of the Common Stock on the Nasdaq National Market exceeded $8.50 per share for a period of 30 consecutive trading days during the Exercise Period.

               As a result of the Warrant split, effective July 25, 1996, each holder of record of a Warrant on July 22, 1996 was entitled to receive two additional Warrants. The terms of all outstanding Warrants were amended to provide that, effective July 25, 1996, each Warrant would entitle the holder thereof to purchase at any time during the Exercise Period one share of Common Stock at a price of $2.00 per share. Accordingly, a holder who held on July 25, 1996 one Warrant to purchase one share of Common Stock at a price of $6.00 per share became entitled, as a result of the Warrant split, to three Warrants, each to purchase one share of Common Stock at a price of $2.00 per share. In addition, the terms of the Warrants were also adjusted to provide that the Warrants will be redeemable by the Registrant at any time during the Redemption Period, upon notice of not less than 30 days, at a Redemption Price of $.0167 per Warrant, provided that the last sale price of the Common Stock on the Nasdaq National Market has exceeded $2.83 per share (subject to adjustment) for a period of 30 consecutive trading days during the Exercise Period.

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits

    1          Underwriting Agreement between Registrant and Duke & Co., Inc.
    3.1        Articles of Incorporation, as amended
    3.2        Amendment and Restated By-Laws, as amended.
    4.1        Warrant Agreement between the Registrant, Duke & Co., Inc. and the Warrant Agent
    4.2        Underwriter's Warrant issued to Duke & Co., Inc.
    10.1       Warrant Agent Agreement and Warrant relating to August 1995 bridge financing
    10.2       Financial Advisory and Investment Banking Agreement
    11         Statement re: computation of per share earnings (not required because the relevant computation can be clearly determined from material contained in the financial statements).

    27         Financial Data Schedule

(b)  Reports on Form 8-K:

    No reports on Form 8-K were filed by the Registrant during the thirteen weeks ended June 30, 1996.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 PARAVANT COMPUTER SYSTEMS, INC.




Date:  August 13, 1996                             By /s/ Kevin J. Bartczak
                                                      --------------------------
                                                      Kevin J. Bartczak Vice
                                                      President, Treasurer and
                                                      Chief Financial Officer
                                                      (as both a duly authorized
                                                      officer of Registrant and
                                                      as principal financial
                                                      officer of Registrant)