Form 10KSB40
period 1996-09-30
PARAVANT COMPUTER SYSTEMS INC /FL/
filed 1996-12-27
CIK 944405

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM             TO           .

                         COMMISSION FILE NUMBER: 0-28114

                         PARAVANT COMPUTER SYSTEMS, INC.
              (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               FLORIDA                                   59-2209179
       (State of incorporation)             (I.R.S. Employer Identification No.)

1615A WEST NASA BOULEVARD, MELBOURNE, FL                    32901
(Address of principal executive offices)                 (Zip Code)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (407) 727-3672

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $.015 par value
                                (Title of Class)

                  Redeemable Warrants to Purchase Common Stock
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $10,495,063.

The aggregate market value of voting stock held by non-affiliates of the registrant on December 23, 1996 was approximately $28,703,587. On such date, the closing price of the issuer's common stock was $5.875 per share. Solely for the purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the issuer that beneficially own more than 10% of the issuer's voting stock have been excluded, except such shares, if any, with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the issuer that such individuals are, in fact, affiliates of the registrant.

The number of shares of the registrant's Common Stock, $.015 par value, outstanding on December 23, 1996 was 7,959,886.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on February 27, 1997 are incorporated by reference in Part
III. The Company's Proxy Statement will be filed within 120 days after September 30, 1996.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [ X ]

                         PARAVANT COMPUTER SYSTEMS, INC.

                          Annual Report on Form 10-KSB
                  For the Fiscal Year Ended September 30, 1996

                                Table of Contents

                                                                                                               Page
PART I
   Item 1.   Description of Business............................................................................  3
   Item 2.   Description of Property............................................................................ 18
   Item 3.   Legal Proceedings.................................................................................. 18
   Item 4.   Submission of Matters to a Vote of Security Holders................................................ 19

PART II

   Item 5.   Market for Common Equity and Related Stockholder Matters........................................... 20
   Item 6.   Management's Discussion and Analysis or Plan of Operation.......................................... 21
   Item 7.   Financial Statements............................................................................... 24
   Item 8.   Changes in and Disagreements with
             Accountants on Accounting and Financial Disclosure................................................. 24

PART III

   Item 9.   Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act......................................... 25
   Item 10.  Executive Compensation............................................................................. 25
   Item 11.  Security Ownership of Certain Beneficial Owners and Management..................................... 25
   Item 12.  Certain Relationships and Related Transactions..................................................... 25
   Item 13.  Exhibits and Reports on Form 8-K................................................................... 26


                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

GENERAL

                  Paravant Computer Systems, Inc. (the "Company", "Paravant" or "PCS") is a manufacturer of ruggedized, portable computers and communications interfaces utilized in outdoor settings. Paravant also offers extensive customization services to modify its standard products to the specific needs of end-users. The Company's laptop and hand-held processors are designed and built to function in adverse environments under harsh weather, climate and operational conditions. Insulated from temperature extremes, flying debris, shock, vibration, moisture and humidity, its products have a reputation for high-level performance and reliability in difficult circumstances. The Company's products are sold to U.S. and foreign military establishments, other government agencies and commercial enterprises.

HISTORY

                  In early 1983, the Company commenced its business operations and offered only engineering services for computer applications. In this initial period, PCS modified computer hardware and other equipment and developed special software applications for its customers. It also served as a value-added reseller for a Japanese manufacturer of portable computers.

                  In the mid 1980's, the Company began developing its first rugged computer under a special grant from the U.S. Department of Defense Small Business Innovative Research Program. By 1987, PCS was producing its RHC-88 hand-held computer and selling it to the U.S. Army and the electric utility industry. Subsequently, the Company designed and produced other computer-related products.

                  By late 1989, UES, Inc., under the control of Krishan K. Joshi (presently the Company's Chairman), purchased a 51% equity interest in the Company through its wholly owned subsidiary, UES Florida, Inc. Previously, PCS and UES had worked together on a joint development project. By mid 1990, four of its original five founders had left PCS's employ and sold all their equity interest in it. Of this group, only Richard P. McNeight, its President, remains. For a while after the acquisition of control of PCS, UES and Mr. Joshi played an active and substantial role in its day-to-day management and operations. In the Fall of 1991, William R. Craven joined the Company and became its Vice President of Marketing. Since that time, UES and Mr. Joshi have devoted much less time and effort to the management of the Company's affairs.

                  The Company, which was incorporated under the laws of the State of Florida in June 1982, consummated in June 1996 an initial public offering (the "IPO") of 1,150,000 shares (before giving effect to the Stock Split (as defined below)) of common stock, par value $.045 per share ("Common Stock"), and 1,610,000 redeemable warrants (before giving effect to the Warrant Split (as defined below)), each to purchase one share of Common Stock (the "Warrants").

                  On July 25, 1996, the Company effected a three-for-one stock split (the "Stock Split"). In connection with the Stock Split, the Company amended its Articles of Incorporation to decrease the par value of the Common Stock from $.045 per share to $.015 per share. Also in connection with the Stock Split, each Warrant to purchase one share of Common Stock at an exercise price of $6.00 per share was converted into three Warrants, each to purchase one share of Common Stock at an exercise price of $2.00 per share, and the redemption price of the Warrants was reduced to $.0167 per Warrant (the "Warrant Split"). Unless otherwise noted, all references to the Common Stock and the Warrants contained herein are after giving effect to the Stock Split and the Warrant Split.

INDUSTRY BACKGROUND -- MILITARY MARKET

                  Traditionally, the U.S. Department of Defense ("DoD") has retained military contractors to develop computer technology for specific missions that meet extensive military specifications. This approach has often taken longer from development through production, and tends to be much more expensive, than similar technology available in the commercial sector. Unlike other scientific areas, the rapid advances made in computer technology in the commercial market have often exceeded and driven those developed specifically for the military. Consequently, when the U.S. military has pursued the more costly and time-consuming procurement procedures, its computers have still lagged behind the comparable commercial technology in terms of capabilities.

                  Due to these factors, the DoD began in the mid 1980's to shift from its over-dependence on computers meeting full military specifications ("Mil-Spec") to acquiring commercially available computers that have been modified for environmental and operational realities of the military applications in question. While the U.S. military still procures Mil-Spec computers, this transition to the more commercially oriented systems has resulted in its realization of the desired benefits and savings.

                  Given the dismantling of the former Soviet Union and related budgetary considerations, there has been a concerted effort on the part of U.S. Congress since 1990 to downsize the military. Over the same time frame, U.S. military spending has gradually declined. The Company believes that further decreases of overall spending, but slight increases in spending on defense electronics, will occur during the remaining portion of this decade.

                  The  downward  trend in overall  defense  spending  has been a positive development for sales to the U.S. military in recent years of less than full Mil-Spec militarized computers in general and rugged computers specifically. This is the case because such computers have produced cost savings and certain operational benefits in meeting the military's need for computing capabilities. In one sense, they have proven less expensive and, in some cases, better than the full Mil-Spec computers. In another sense, they have extended the longevity of older weapons and related systems while enhancing their technological capabilities. In this manner, they have played a role in facilitating the upgrading or retrofitting of existing weapons. Moreover, they have caused the dissemination and utilization of computer technology throughout the military structure, especially at the lower echelons. This has resulted in greater tactical usage of such technology in the battlefield context.

                  Despite such benefits, certain negative implications in regard to the market prospects for rugged computers may arise in the longer run as a consequence of less overall military spending. In any event, lower military spending may eventually serve as a constraint on the growth of sales of such computers.

                  Only a portion of militarized computers consist of ruggedized versions. "Ruggedization" or "rugged" or "ruggedized computers" are terms used to describe computers that are built to withstand certain environmental and operational hazards with which standard commercial computers functioning indoors would not typically have to contend. The ruggedization of the computer is an attempt to protect or insulate it fully from such hazards or at least minimize their adverse impact so that it functions to accomplish the task at hand or complete the mission. From a strictly environmental point of view, these hazards are usually weather-related or climatic in nature and can encompass temperature extremes ranging from -30 to +145 degrees Fahrenheit, as well as severe moisture and humidity conditions and the infiltration by flying or wind-borne debris, such as sand, dust or other particles. These adverse conditions occur outdoors, particularly in deserts, jungles, arctic regions or at sea.

                  In the operational area, the hazards involve strong vibrations and shocks that result from rapid ascents and descents, rough handling, transportation and explosions as well as electric interference or internal thermal conditions. In the former situations, the signals emitted by other electronic equipment may interfere with and distort the proper functioning of computers. Also, as more and more computing power is inserted into small spaces and containers, the heat generated by the computer itself may cause the processor to malfunction or fail. These operational hazards are, in all likelihood, greater in outdoor military settings than in normal outdoor applications.

                  Computers are ruggedized by the selection and mounting of certain components, the design, configuration and fabrication of enclosures and electronics and the application of special seals and coatings. Computer components generally fall within three broad categories: Mil-Spec, industrial and commercial. Mil-Spec components are at the far end of the continuum when it comes to the degree of ruggedization. This category fulfills the highest requirements for withstanding adverse factors. Mil-Spec and industrial parts for computers tend to be of higher quality and composed of better materials than commercial components. They are usually made on production lines using different approaches than their commercial counterparts.

                  Consequently, components made for Mil-Spec and industrial usage tend to be much more expensive than comparable commercial ones due to the raw materials and methods employed in their manufacture. Mil-Spec components are even more costly than similar industrial parts. In addition, because the production runs in Mil-Spec and industrial applications rarely reach the volume levels of commercial production, there are no or few economies of scale and related cost reductions that are achievable.

                  Commercial components are lower in price initially and tend to cost even less over time due to economies of scale and production efficiencies. Such components, however, offer little protection from the adverse effects of harsh environmental or operational conditions. Cost and pricing differences between commercial and industrial/Mil-Spec items for both electric and mechanical components are substantial and industrial and Mil-Spec products may cost from three to ten times more than commercial ones.

                  For most of its requirements, the U.S. Military takes the position that Mil-Spec standards for computers are too expensive and excessive for the degree of protection actually needed. Accordingly, if the equipment can survive and operate satisfactorily under the same conditions that humans can, it will usually be appropriate for its mission. Mil-Spec items are being gradually phased out of military procurement programs.

                  The use of the newer surface mount technology ("SMT") to attach components to the computer boards enhances its durability and ruggedness over the older mounting technology. In SMT, the components are glued to the board by means of a chemical adhesion process and are then soldered instead of being inserted into holes in the board and soldered. SMT is a more precise manufacturing technique and offers better insulation against vibration and shock. See "-- SUPPLY AND MANUFACTURING".

                  Parts' selections, board design and proper case and sealing materials can reduce the ill-effects of electronic-magnetic interference ("EMI") from other equipment and internal thermal generation. The design and fabrication of the computer encasement and keyboard with tougher materials, full closure and special sealants also protect it against moisture, humidity, particles and temperature extremes.

                  Typically, the companies that market and sell ruggedized computers are repackagers having little or no input in the design of their electronics and the selection and mounting of components on printed circuit boards. They usually purchase the computer boards and sub-assemblies in an "as is" condition from commercial manufacturers. The major contribution of the repackagers to the protection of the computer is a tougher box in which the computer is housed. Because it is usually air-breathing in nature, even this stronger covering fails to shield the computer from the penetration of rain, snow, fog, dust or other particles. In contrast, the Company uses industrial-type or highly selected commercial components for most of its computers rather than strictly ordinary commercial ones as do many of its competitors. This selection allows it to provide better quality and more rugged parts but at cheaper prices than full Mil-Spec which tend to be much more costly. The Company also applies SMT to the fabrication of most of its computer boards. In addition, PCS designs such boards, the computer's outer case, keyboards, sub-assemblies and other elements in order to maximize the ruggedness of its products, to furnish customization of electronics and software and to give the customer greater control over configuration and components. To address price concerns by some customers, the Company has introduced a new rugged notebook line of products, which combine Paravant's rugged outer case design and expertise in sealing the unit with off-the-shelf commercial electronics products provided by a third-party supplier.

                  Militarized computers, including rugged computers, are available in many different types, sizes and configurations. They may also bridge or overlap product categories in certain instances. One category of militarized computer is a dedicated system computer. This type of processor is typically installed and integrated into specific command and control systems, weapons or other equipment. Rack-mounted computers are an example of this type of computer. They are usually an integral part of such equipment, are not easily detached from it and weigh in excess of 30 lbs. The equipment sits in large racks with specified dimensions and can be installed within trailers or vehicles.

                  Another category involves transportable computers that are not fixed in place and may be deployed in different applications. Typically, they are stand-alone units and are characterized by desktop computers and workstations. These computers weigh between 30 and 60 lbs. and require external power sources.

                  A third category of militarized computer is the portable computer, which includes laptops and hand-helds, as well as the newer notebooks. Often carried and used in the field, these computers are self-contained units that may be employed in conjunction with other systems or on a stand-alone basis. They usually operate on battery-power but may, in certain cases, be plugged into an external power source. Such computers usually weigh less than 20 lbs.

                  A substantial portion of the market for militarized computers, including rugged computers, covers the first two categories, namely -- dedicated systems and transportable computers. The market for portables in the military area is considerably smaller than either of the first two categories and only a portion of that market is ruggedized.

                  In addition, many of the companies that sell portable computers also market computers from more than one category as well as standard computer peripherals such as printers, mass storage devices, communication terminals and displays.

PRODUCTS

                  The Company currently offers its customers a line of rugged, portable computers that includes two types of hand-held processors and four types of laptops. In terms of performance, PCS's portables have the computing power of, and are compatible with, IBM PC's and are designed with an open architecture configuration for maximum flexibility. All its portable computers possess substantial memory capabilities for their size. The Company's software is based on MS-Windows or MS-DOS operating systems.

                  Most of the Company's portable computers are battery-powered, contain back-up power packs and have a longevity of 8 to 16 hours for its hand-held and 3 to 12 hours for its laptops. However, its computers are also designed to be plugged into either AC (alternating current) or DC (direct current), external power sources in vehicles or other systems.

                  All PCS's computers have expansion capabilities with slots for additional expansion boards and/or PCMCIA cards (credit card sized memory and interface cards) and, for most of its laptops, optional removable hard drive and/or floppy discs are also available. The monitor or display aspects of the Company's computers offer high-resolution, monochrome LCD (Liquid Crystal Devices) selected specifically for sunlight visibility and wide temperature ranges. The standard display also features, as optional, a white back-light or secure back-light for use in low ambient light. In laptops, color displays are offered if desired.

                  Like other elements of its computers, the Company's keyboards are arranged for operational ease in hostile environments and under adverse conditions. In its hand-held computers, the keyboard has tactile feedback keys and alpha-numeric keypads designed with wide spacing for glove-hand use by non-typists. As far as its laptops are concerned, the keyboards are either of the membrane variety or standard, full-travel keyboards, both featuring the regular QWERTY key arrangement, generally used by typists, word processors and computer users. Each laptop has a sealed mouse that serves as a pointer to move the cursor and select functions. Although such a standard keyboard has been ruggedized to be relatively water and dust-proof, the membrane type offers even greater impermeability. It may be drenched or hosed with water and still function adequately. As an option, membrane keypads are also available with back-lights for use in darkness or low-light circumstances.

                  In size, PCS's hand-held models are 9.4" and 10" by about 6.5" with thicknesses varying from 1.5" to 2.6"; they weigh either 2.7 lbs. or 4.5 lbs. In contrast, its laptop range in size from 14" to 17" by 7.5" to 10.5" with thicknesses varying from 3" to 7.25". Weights of its laptop run from 12 lbs. to 23 lbs.

                  The Company's computers are designed to meet and exceed certain military specifications for operation in harsh environments and for insulation from EMI. The reliability and performance of its products in extreme environmental and operational situations relate directly to PCS's fundamental electrical and mechanical designs, its specification and selection of proper components, its manufacturing techniques and the extensive testing that it employs at various phases.

                  Like many of its competitors, the Company's computers are available with standard serial and parallel communications capabilities. These capabilities allow PCS's computers to transmit and receive electronic signals and messages to and from other electronic systems. Its standard communications interfaces may be made operational in military, governmental and commercial applications. However, unlike certain of its competitors, the Company also offers specialized communication interfaces for military applications that meet certain military specifications. These interfaces link up all the electronic devices in one system so that they can exchange critical information necessary for the performance and mission of that system. In addition, PCS has developed a tactical communication interface that connects different electronics systems operating on the battlefield with one another. Communication with these various interfaces can be achieved electronically, by radio or other means.

                  In the military area, typical applications of the Company's computers entail aircraft and shipboard diagnostic, testing and maintenance systems, controller and radar displays for missile systems, performance recorders in training exercises, mission loaders and verifiers of data and field command control systems.

                  As of September 30, 1996, the following table represents a substantial portion of the Company's current military business covering its three primary applications (Maintenance & Support, Training, and Battlefield Communications), the identity of its customer, the type of computer involved and the application concerned:

                                                                     TYPE OF
DESCRIPTION OF PROGRAM                      NAME OF CUSTOMER         COMPUTER           APPLICATION
----------------------                      ----------------         --------           -----------
HAWK/AVENGER Air Defense                    Raytheon                 Laptop             Portable Fire Controller
  Missile Systems

LANTIRN Low Altitude Navigation             Lockheed Martin          Hand-held          Maintenance Data Recording
System                                                                                  Device

HARM Missile System                         Texas Instrument         Laptop             Mission Loading and
                                                                                        Electronic Diagnostics

F-16 Fighter                                Lockheed Martin          Laptop             Electronic Diagnostics Check
 and Mission Loading

                  In September 1996, PCS was awarded a contract by Raytheon Company under which PCS will provide enhanced remote terminal units used as part of an air defense command and control system which Raytheon supplies to the U.S. Army Missile Command in Huntsville, Alabama. Deliveries of the units began in the fourth quarter of fiscal 1996 and are expected to continue throughout 1997 and into 1998. Also in October 1996, PCS was awarded a contract to provide
Sanders, a Lockheed Martin company, with hardware elements for Enhanced Diagnostic Aid ("EDNA") systems for use by the U.S.

Air Force on F-16 fighter aircraft. Deliveries are expected to begin in April 1997 and are expected to continue through 1998. The contract is a continuation of a program started three years ago with Lockheed Fort Worth under which EDNA systems were shipped to the U.S. Air Force for both the F-16 and B-2 aircraft programs and for selected military programs. The EDNA system is used by Air Force maintenance personnel on the flightline to quickly diagnose the condition of various sub-systems on the aircraft and to program certain electronic devices. The compact EDNA system can replace a large number of support boxes on the flightline and is considerably less expensive to purchase and faster to use than current systems employed by the Air Force.

                  In the government and commercial areas, PCS's products collect, store, process and communicate data generally and are used specifically in such applications as state highway department surveying, timber and logging operations, environmental and forestry studies and testing.

CUSTOMIZATION

                  The Company provides its customers and end-users with engineering services that modify or adjust its standard portable computers, related software and communication interfaces to their specific needs and requirements. A substantial portion of its product sales to the military involve varying degrees of customization while only a small portion of computers sold to its non-military government and commercial customers require such engineering modifications.

                  The range of engineering services furnished by PCS includes special rugged packaging design, miniaturization of electronics, development of ultra-low power systems and improvements in communications capabilities. There are many examples of specific situations where PCS has rendered such services, and the following modifications of its products are representative only:

                  --       The  development of special  communication  interface
                           modules   and  cards  to  permit  the   computer   to
                           communicate with aircraft or a weapon system.

                  -- The design of special connectors to computers to allow the use of the customer's existing cable set-up contained in other equipment.

                  -- The expansion of environmental testing capabilities so that computers may be made impervious to certain chemicals or wider temperature ranges in accordance with program requirements.

                  -- The addition of a fail-safe mechanical switch to a weapon firing system.

                  -- The installation of application software package for special data collection and processing.

                  In the early phase of a military program, PCS is often called upon to design, engineer and fabricate the prototype. Once this is successfully done, it is generally in a better position to obtain the full production run for that specific program. The Company also engages in system integration and post-sale services to assist the customer in attaining operational status for the systems or in correcting any problems.

                  Management believes that by providing engineering services, the Company facilitates the marketing of PCS's products especially since certain of its competitors typically do not offer any customization of the electronics. In the fiscal years ended September 30, 1996 and 1995, revenue from engineering services represented approximately 5% and 11% of the Company's total sales, respectively. Management anticipates, due to governmental budgetary constraints and the anticipated continuing desire of DoD customers to procure commercial "off-the-shelf" products, a continued reduction in the number of programs pursuant to which customization services will be funded. Nevertheless, management believes that such customization services are of significant value to Paravant's customers and, accordingly, intends to continue to offer such services on a reduced or no-charge basis.

NEW PRODUCTS

                  Because of its expertise in miniaturization and its efforts to incorporate more computing power into smaller, completely sealed enclosures, the Company has continually experimented with heat reduction methods. As a result of these efforts, PCS has developed and successfully tested a solid-state, miniaturized electronic chiller or heat pump, which has been incorporated as a significant component in the Company's product offering. This device will more efficiently lower temperatures and absorb heat generated by the electronic components of PCS's computers. Accordingly, this development should allow the placement of more powerful, higher temperature microprocessors in its sealed containers.

                  The Company has, until recently, only sold portable computers and communications interfaces; it has not provided a broad range of standard computer peripherals. In September 1996, the Company secured a contract to supply its first rack-mounted computers to Harris RF of Rochester, New York. The contract requires that Paravant provide a new type of rack-mounted computer, which is a fully-sealed air-cooled computer incorporating many of Paravant's electronics designs, for use by a foreign army in a desert environment. By offering rack-mounted products, the Company believes it may expand its market opportunities beyond those relating to solely to ruggedized portable computers, although there can be no assurance of such.

                  The Company also completed development of a ruggedized notebook in 1996 that, in terms of size, weight and capabilities, fits between its current hand-held and laptop products. This notebook computer is now available for sale, primarily to military and government customers.

SUPPLY AND MANUFACTURING

                  The Company designs and engineers substantially all its portable computers, purchases their components from third parties and then tests and assembles the final products. As part of this process, PCS specifically designs for its computers (other than for the Company's notebook, as to which commercial electronics boards from other manufacturers are utilized), the electronics or printed circuit board, which is the most important, sophisticated and complex element thereof. At times, the board can be composed of as many as twelve layers. The Company also fabricates the prototype of such board, tests it, purchases all the necessary components for the board and then provides them in kit form to specialized board fabricators for both pilot and production runs.

                  This approach to outsourcing differs from that followed by most other rugged computer manufacturers which, the Company believes, operate on a turn-key basis with their board fabricators, who handle the design, testing and purchase of all components themselves and then furnish the manufacturer with the completed boards. In contrast, the Company's approach to board fabrication allows it to maintain better control of the quality and delivery of such boards, especially because it is designing the boards and selecting the parts. In addition, its own personnel serve as on-site inspectors at the plants of the board fabricators. Each of the fabricators employed by PCS applies surface mount technology in the fabrication of its printed circuit boards.

                  The Company anticipates that it will continue to outsource board fabrication. Given the rapid changes in computer technology, PCS is not capable of keeping abreast of the costly purchase requirements for new production equipment necessary in the precise placement of electronic components on boards. Outsourcing allows the Company's products to receive the benefit of the latest technological development at an acceptable cost. Once the boards are completed, they are tested by the fabricator and, upon satisfactory completion of such tests, are shipped to the Company. When delivered, PCS further tests the completed boards and other components and then assembles the computers. Apart from the printed circuit boards, the components that PCS purchases from external sources include chassis, wire harnesses, computer chips, keyboards, displays and metal cases.

                  With its new ruggedized notebook, the Company has selected the commercial electronics boards of one manufacturer. Certain components will be attached to the boards in a more secure fashion and some wiring connectors will be replaced to improve shock and vibration performance. The electronics will be packaged in a sealed container designed by the Company and, where required, a solid state miniaturized heat pump will be installed to enhance the operating range of the commercial electronics.

                  The Company does not assemble its products on a continuous mass-production basis. Instead, its computers are usually assembled on a batch basis in which products move irregularly from station to station. Tests are performed at various stages of the process according to PCS's standards or as requested by specific customers. Further testing of products is generally accomplished at the end of the assembly process. The Company's manufacture of computers is done pursuant to specific purchase orders or for general inventory purposes.

                  PCS utilizes modern equipment for the design, engineering, assembly and testing of its products. The Company has utilized a portion of the funds from the IPO in June 1996 to acquire additional equipment to enhance its operating efficiency in such areas and to increase its capacity in order to facilitate increased production, when and if required, as well as to obtain better control of quality, inventory and order processing.

                  Generally, PCS is not a party to any formal written contract regarding the deliveries of its hardware, supplies and components or their fabrication. It usually purchases such items pursuant to written purchase orders of both individual and blanket variety. Blanket purchase orders usually entail the purchase of a larger amount of items at fixed prices for delivery and payment on specific dates.

                  Except as set forth above, the Company relies on a few board fabricators of different sizes and capabilities located within the same geographical area as its headquarters. Certain components used in its computers are obtained from sole sources, such as Distec, Xcel and HiTech. PCS has also licensed its software from sole sources, including Microsoft, Phoenix Technology, Magnavox and JFK Associates. PCS has occasionally experienced delays in deliveries of components and may experience similar problems in the future. In an attempt to minimize such problems, the Company has developed and keeps an inventory of parts that are generally more difficult to obtain. However, any interruption, suspension or termination of component deliveries from PCS's suppliers could have a material adverse effect on its business.

                  Although management believes that in nearly every case alternate sources of supply can be located, inevitably a certain amount of time would be required to find substitutes. During any such interruption in supplies, the Company may have to curtail the production and sale of its computers for an indefinite period.

                  The Company's design, engineering and assembly facilities are located in Melbourne, Florida. These facilities comply with certain U.S. military specifications necessary for the manufacture and assembly of products supplied to it. PCS is seeking to qualify its facility in order to meet the quality management and assurance standards of an international rating organization (ISO-9001) within the next eighteen months. Some measures, such as the installation of a new business computer system, have been taken by the Company to qualify under such standards. However, meeting these criteria involve a long complicated process of new planning, documentation and other factors. Such qualification should improve the Company's marketing opportunities in the international military markets for rugged computers. However, there is no assurance that PCS can achieve such standards or that it will match or increase such sales of its products abroad in the future even if such standards are met.

                  The Company has entered into licensing arrangements for certain hardware and software elements contained in, or used in conjunction with, its computers. These agreements are usually non-exclusive, provide for minimum fees and royalties related to sales to be paid by the Company to the particular licensor, run for a limited term and are subject to other terms, conditions and restrictions.

                  PCS receives its basic operating software system MS-DOS with various Window versions from Microsoft, Inc. pursuant to such licensing arrangements. It also obtains from Phoenix Technologies, Inc. its BIOS (Basic Input/Output System) pursuant to a separate license agreement. Under either arrangement, the Company may modify such software and occasionally alters the BIOS for special situations. The termination, suspension or curtailment of these or other licensing arrangements to which the Company is a party may have a material adverse impact on its business and operations.

WARRANTY AND CUSTOMER SERVICE

                  The Company usually provides one-year warranties on all its products covering both parts and labor although extended warranties may be purchased by customers. At its option, PCS repairs or replaces products that are defective during the warranty period if the proper usage and preventive maintenance procedures have been followed by its customers. Repairs that are necessitated by misuse of such products or are required beyond the warranty period are not covered by its normal warranty.

                  In cases of defective products, the customer typically returns them to PCS's facility. Its service personnel then replace or repair the defective items and ship them back to the customer. Generally, all servicing is done at the Company's plant, and it charges its customers a fee for those service items that are not covered by warranty. Except for its extended warranties, it does not offer its customers any formal written service contracts.

                  Some personnel in its customer service area often answer technical questions from customers and offer solutions to their specific applications problems. In certain instances, other personnel receive and process orders for product demonstrations, disseminate pricing information and accept purchase orders for computers.

MARKETING AND SALES

                  The Company markets and sells its computer products through an internal sales force of four individuals and several of its officers, approximately 33 manufacturers' representatives in the United States and approximately 25 distributors abroad. Its manufacturers' representatives cover approximately 39 states, including Washington, D.C., and its foreign distributors operate in nearly 37 countries, including England, France, Japan, Australia and Germany.

                  PCS's relationship with its manufacturers' representatives are generally governed by a written contract, terminable on 30 days' prior notice. These contracts usually provide for exclusive territorial and product representation and commissions of 8% of the net invoice price on standard products. In some cases, the commission will decline from 8% to 4% on standard products as sales rise above certain dollar levels. Commissions on non-standard products and custom engineering are usually subject to negotiation between the parties in accordance with the terms of the contract. However, they tend to range from 6% to 8% in practice. The Company lowered the commissions of its manufacturers' representatives on standard products from 10% to a flat 8% in October 1994. The Company's manufacturers' representative contracts are subject to certain other terms and conditions.

                  PCS's manufacturers' representatives and distributors do not purchase for their own account, but merely sell such computer products on PCS's behalf. Forty manufacturers' representatives and distributors accounted for an aggregate of approximately 36% of the Company's 1996 annual sales. The loss of certain of such representatives may have a material negative effect on PCS's business.

                  Sales of the Company's products or services to foreign distributors are also generally made pursuant to written contracts. Under such contracts, the distributor is granted either an exclusive or non-exclusive territorial and product representation as well as discounts based on the list price ranging from 20% to 35%, depending on the type or amount of products sold. In some cases, there are minimum order requirements. Due to the custom nature of PCS's products, its foreign distributors generally do not keep its computers in their inventory until specific orders are obtained. The term of these agreements generally run from 1 to 3 years but are terminable on 60 days' advance notice. Payment is due in U.S. dollars within 30 days after delivery. These contracts are subject to other terms and conditions. The Company has a primary distributor for Asia and another primary distributor for Europe. No one international distributor accounts for more than 5% of its total sales in any period referred to above.

                  The Company promotes its computer products through the dissemination of product literature, attendance and exhibition at trade shows, conduct of seminars and the distribution of news releases on special developments to trade magazines and newsletters to an extensive customer list. PCS does little advertising in trade periodicals. Management believes that, to date, most of the Company's sales leads have been generated by trade shows and word-of-mouth referrals. The Company intends to expand its sales and marketing efforts in all of its markets as follows: (i) increase its presence at trade shows with larger booths and more extensive exhibits; (ii) increase the number of trade shows in which Company personnel attend and products are presented;
(iii) hold additional seminars at military bases and other prime locations; (iv) hire additional sales personnel and consultants to gather leads and promote sales; (v) expand sales and marketing activities in the medical markets; and
(vi) invest in research and development in order to increase its product offering.

                  The Company has entered into a joint marketing arrangement with IDP of Gaithersburg, Maryland ("IDP") with respect to the manufacture and distribution of the new ruggedized notebook in the military marketplace. This arrangement allows PCS to increase its market exposure under the sponsorship of a better-known name in the defense industry. In turn, IDP utilizes Company's products and its expertise in ruggedizing computers. While management believes that the marketing arrangement with IDP may be important in the future, it is not presently material to the operations of the Company.

                  In the military market, the sales cycle for the Company's products usually entails a number of complicated steps and can take from one year to five years. The sales cycle in the non- military government and commercial markets is generally not as complex or time consuming, but still may take as long as two years. Sales to the military and government markets are greatly influenced by special budgetary and spending factors pertinent to these organizations and are usually seasonal in nature.

CUSTOMERS

                  The Company sells its products, directly or indirectly, to the U.S. and foreign military establishments, large aerospace and military contractors supplying these establishments, government agencies regulating environmental, geologic and forestry matters, certain state departments of transportation, forest products companies, surveying and engineering concerns.

                  The principal customers of the Company are DoD contractors who are subject to federal budgetary constraints. For the fiscal years ended September 30, 1996 and September 30, 1995, Raytheon's Missile Systems Division accounted for 49% and 47% of the Company's total sales, respectively. For those same periods, Lockheed Martin, STN Atlas Electronics and Texas Instruments accounted for 21% and 25%, 15% and 13%, and 10% and 1%, respectively. The loss of any of these customers could have a material adverse impact on PCS's business.

                  In recent years, there have been a number of consolidations of various prime contractors serving the defense industry. To date, the Company has not been adversely affected by any such consolidations and the Company does not anticipate that consolidations of contractors will negatively impact the Company, although there can be no assurance of such.

COMPETITION

                  The Company competes in the rugged portable  computer business with a wide variety of computer manufacturers and repackagers, many of which are larger, better known and have more resources in finance, technology, manufacturing and marketing. PCS competes on the basis of customization capabilities, price, performance, delivery and quality. In many situations, the Company is the highest-priced bidder by a wide margin.

                  With respect to its hand-held business, the Company encounters competition from Litton Data Systems, SAIC, Tadiran and Miltope in military applications; Husky Computer Company in both military and non-military markets; and CMT, Micro Palm and DAP in non-military applications. As far as its laptops are concerned, PCS faces competition from SAIC, Miltope, Cyberchron and North American Industries (CODAR) in the military and non-military areas. Certain large manufacturers of commercial notebook computers such as Panasonic, Amrel and IBM have introduced commercial notebooks that have been sealed and ruggedized to some extent and are presently offering such products at prices ranging from approximately one-third to one-half of the Company's more rugged versions.

Management believes that the Company's ability to increase market penetration in the commercial sector will be limited substantially by the entry of such manufacturers into the ruggedized computer market.

                  Certain military procurement policies requiring purchases of computers for the military under Indefinite Delivery, Indefinite Quantity ("IDIQ") contracts could result in seriously restricting the Company's efforts to sell its computers to the U.S. military. These IDIQ contracts encourage big purchases of such computers amounting to many hundreds of millions of dollars. Such procurement policies clearly favor large companies with resources of that magnitude. Unless PCS can form strategic alliances with larger military contractors having large resources or qualify for certain exceptions to IDIQ arrangements, it may suffer adverse material consequences in its continuing quest for military business. For the last five years, the Company has made military sales of its computers because they fall into product categories not currently covered by IDIQ requirements.

                  In the military and government markets, the Company will often be engaged, directly or indirectly, in the process of seeking competitive bid or negotiated contracts with government departments and agencies. These government contracts are subject to specific rules and regulations with which PCS may have difficulty complying. However, PCS is occasionally one of only a few companies whose products meet the required specifications designated by such customers.

                  In most cases, PCS tends to be the high priced bidder. The reasons for this situation are numerous. The Company designs its computers on an overall basis to assure their ruggedness and use in the worst circumstances. Accordingly, it generally employs more expensive components than its competitors. These generally more expensive components consist of industrial or higher-level commercial type instead of ordinary commercially available parts. The Company's computers are enclosed in sealed containers. Moreover, PCS makes extensive modifications and refinements of its computers for its customers pursuant to their specifications and special needs. As a consequence, PCS's products generally function at a higher level of performance and reliability than its competitors.

                  For those applications in which harsh environmental and operational conditions prevail, customers are sometimes willing to pay higher prices, especially where few, if any, other companies offer similar devices. In those less demanding circumstances, the Company's products sell at a severe competitive disadvantage and often are not purchased because the applications do not justify its higher prices. Since PCS sells its computer products into segments of the commercial market and has a history of resale pricing, under DoD regulations such commercial pricing information may be utilized to support the prices that it charges in the military marketplace.

BACKLOG

                  As of September 30, 1996, the Company's backlog was $14,617,253, as compared with backlog of $1,606,505 as of September 30, 1995. Three customers accounted for approximately 46%, 46% and 3% of such backlog as of September 30, 1996. As of December 15, 1996, the Company's backlog was approximately $13,950,000, and the Company presently expects to manufacture and deliver most of the products in backlog within the next 12 months.

                  Substantially all the Company's backlog figures are based on purchase orders executed by the customer. All orders are subject to cancellation. However, in that event, PCS is generally entitled to reimbursement of its cost and negotiated profits, provided that such contract would have been profitable.

RESEARCH AND DEVELOPMENT

                  The markets served by the Company are characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. PCS's business requires substantial ongoing research and development efforts and expenditures, and its future success will depend in large measure on its ability to enhance its current products and develop and introduce new products that keep pace with technological developments in response to evolving customer requirements. The Company's research and development activities involves: (i) its sole activities; (ii) joint efforts between it and another enterprise; and (iii) endeavors of third party contractors retained by it. A substantial portion of its research and development is accomplished on an in-house basis.

                  The Company has designed a new rugged notebook. This product is intended to fit between its laptops and its hand-held computers in size, weight and price. Weighing approximately 15 lbs., it will have a full-size display and same type of keyboard as a laptop, a Pentium processor and PC card expansion capabilities. Management believes that there is a market for this kind of ruggedized computer in the military area. The Company expects to continue to expend a portion of the net proceeds of the IPO in June 1996 on the expansion and enhancement of its rugged notebook product line. As part of a continuing effort to upgrade its products, the Company is also working to develop high speed processor boards for some of its older products. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

                  Research and development expenditures during the fiscal years ended September 30, 1996 and 1995 were $382,750 and $480,951, respectively, and represented 3.7% and 5.6% of total sales, respectively. A substantial portion of such expenditures for those fiscal years were applied to the development of the rugged notebook, the RLT 410, an Intel 80486 based ruggedized laptop, the RLT 410 Model D, a larger laptop capable of accepting both full-size ISA and PC/104 miniaturized expansion boards, and the early development of a Pentium based main board for the RLT product line.

INTELLECTUAL PROPERTY

                  Proprietary information and know-how are important to the Company's commercial success. PCS holds no patents or copyrights but has trademark protection for the Paravant name and logo. There can be no assurance that others will not either develop independently the same or similar information or obtain and use proprietary information of the Company. In addition, none of its employees have signed confidentiality agreements regarding its proprietary information nor have any employees signed any non-competition agreements other than Messrs. McNeight and Craven.

                  Management believes that its products do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against it in the future or be successful in asserting such claims.

GOVERNMENT REGULATIONS AND CONTRACTS

                  Due to the nature of the products designed, manufactured and sold by PCS for military applications, it is subject to certain DoD regulations. In addition, commercial enterprises engaged primarily in supplying equipment and services, directly or indirectly, to the United States government are subject to special risks such as dependence on government appropriations, termination without cause, contract renegotiation and competition for the available DoD business. PCS has no material direct DoD contracts, however, that are subject to renegotiation in the foreseeable future and is not aware of any proceeding to terminate material DoD contracts in which it may be indirectly involved. In addition, many of the Company's contracts provide for the right to audit its cost records and are subject to regulations providing for price reductions if inaccurate cost information was submitted by PCS.

                  Government contracts governing the Company's products are often subject to termination, negotiation or modification in the event of changes in the government's requirements or budgetary constraints. Products sold by PCS for government applications are primarily sold to companies acting as contractors or subcontractors and not directly to government entities. Agreements with such contractors or subcontractors generally are not conditioned upon completion of the contract by the prime contractor. To the extent that such contracts are so conditioned, a failure of completion may have a material adverse effect on the Company's business. Currently, it does not have any contracts so conditioned. See "-- COMPETITION".

                  The contracts for sale of the Company's computers are generally fixed-priced contracts, as to which the price is set in advance and generally may not be varied. Such contracts require the Company to properly estimate its costs and other factors prior to commitment in order to achieve profitability and compliance. The Company's failure to do so may result in unreimbursable cost overruns, late deliveries or other events of non-compliance.

                  Under certain circumstances, PCS is also subject to certain U.S. State Department and U.S. Department of Commerce requirements involving prior clearance of foreign sales. Such export control laws and regulations either ban the sale of certain equipment to specified countries or require U.S. manufacturers and others to obtain necessary federal government approvals and licenses prior to export. As a part of this process, the Company generally requires its foreign distributors to provide documents which indicate that the equipment is not being transferred to, or used by, unauthorized parties abroad.

                  The Company and its agents are also governed by the restrictions of the Foreign Corrupt Practices Act of 1977, as amended ("FCPA"), which prohibits the promise or payments of any money, remuneration or other items of value to foreign government officials, public office holder, political parties and others with regard to the obtaining or preserving commercial contracts or orders. These restrictions may hamper the Company in its marketing efforts abroad.

                  PCS's manufacturing operations are subject to various federal, state and local laws, including those restricting or regulating the discharge of materials into, or otherwise relating to the protection of, the environment. The Company is not involved in any pending or threatened proceedings which would require curtailment of, or otherwise restrict its operations because of such regulations, and compliance with applicable environmental laws has not had a material effect upon its capital expenditures, financial condition or results of operations.

                  Management believes that although compliance with applicable federal laws and regulations involves certain additional procedures by the Company that would not otherwise be required, such compliance has not generally inhibited or limited the Company's ability to enter into material contracts.

EMPLOYEES

                  As of December 15, 1996, the Company had 64 full time employees including its officers, of whom 24 were engaged in manufacturing and repair services, 8 in administration and financial control, 21 in engineering and research and development, and 11 in marketing and sales.

                  None of its employees are covered by a collective bargaining agreement or are represented by a labor union. PCS considers its relationship with its employees to be satisfactory.

                  The design and manufacture of the Company's equipment requires substantial technical capabilities in many disparate disciplines from mechanics and computer science to electronics and mathematics. While management believes that the capability and experience of its technical employees compares favorably with other similar manufacturers, there can be no assurance that it can retain existing employees or attract and hire the highly capable technical employees necessary in the future on terms deemed favorable to it, if at all.

ITEM 2.           DESCRIPTION OF PROPERTY

                  On  September  1,  1996,  the  Company  entered  into a  lease relating to approximately 17,300 square feet of space located at 1615 W. Nasa Blvd., Suite E, Melbourne, Florida 32901. This space is to be utilized by the Company as its principal corporate headquarters and manufacturing plant. The lease for this space expires December 31, 2001, and provides for a monthly rent payments of $1,500 per month through February 1997, and then $3,000 per month through August 1997, increasing to $9,855 per month in September 1997. These amounts include the Company's proportionate cost of utilities, repairs, cleaning, taxes and insurance. The Company anticipates that its occupancy at the new facility will commence in late December 1996.

                  The Company's former principal executive offices are located at 780 South Apollo Boulevard, Atrium One, Melbourne, FL 32901. The lease on this space will terminate effective in September 30, 1997 and provides for a fixed annual rent of $140,658 for 1996 and $148,376 (subject to reduction in the event the landlord obtains a new tenant) for 1997, payable in equal monthly installments. These amounts include the Company's proportionate cost of utilities, repairs, cleaning, taxes and insurance.

                  Management believes that its new facility will meet its operational needs for the foreseeable future.

ITEM 3.           LEGAL PROCEEDINGS

                  In March 1996, the Company's former counsel, Cascone & Cole, rendered an invoice to the Company in the amount of approximately $365,000 for legal fees and expenses to which such counsel claimed to be entitled in connection with its representation of the Company for both general corporate services and services relating to the IPO. As the Company had made prior payments to such counsel of $130,000, the net amount claimed to be due was approximately $235,000. The Company has contested the invoice and accrued an estimate for the settlement, if any, of these fees. On March 27, 1996, Cascone & Cole filed an action in the Supreme Court of the State of New York, County of New York, entitled Cascone & Cole v. Paravant Computer Systems, Inc., Victor M. Wang, Duke & Company, Inc., Dean Petkanas and Eagle Group Incorporated (Index No. 96601634) against the Company, the Underwriter and certain other defendants, alleging, among other things, breach of contract, failure to pay attorneys fees, fraud, copyright infringement and defamation by the Company in connection with the aforementioned services, as well as claiming a finder's fee with respect to the Underwriter's relationship with the Company. Plaintiff is seeking damages in the amount of approximately $28 million from the Company. Plaintiff has filed a motion to increase its claims for legal services from approximately $365,000 to approximately $415,000, claiming there is a balance due of $280,882 for legal services. The Company has filed an answer denying the allegations made by plaintiff and has asserted defenses and counterclaims against the plaintiff seeking, among other things, recovery of amounts paid to plaintiff as well as punitive damages and court costs.

                  On September 18, 1996, a former controller of PCS filed an action in the Circuit Court of the State of Florida, Brevard County, entitled, Christopher R. Exley v. Paravant Computer Systems, Inc., Richard P. McNeight, William R. Craven, UES of Florida, Inc. and Krishan K. Joshi (Case No. 96-15091
CA), against the Company and certain of its officers, directors and principal stockholders, alleging, among other things, retaliatory personnel actions by the defendants. Plaintiff is seeking damages in the amount of approximately $1 million, plus punitive damages, fees and costs. Plaintiff alleges that he was improperly terminated in December 1994 as a result of his refusal to account for certain transactions in a specified manner. The Company has filed a motion to dismiss the complaint.

                  The Company will vigorously defend itself in these matters. Management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company.

                  The Company is not a party to or involved in any other pending legal proceedings.

                  The Company did not submit any matters to the vote of securityholders during the fourth quarter of the fiscal year ended September 30, 1996.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company did not submit any matters to the vote of securityholders during the fourth quarter of the fiscal year ended September 30, 1996.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  A.       Market Information.

                  The shares of Common Stock of the Company commenced trading on the Nasdaq Stock Market National Market under the symbol "PVAT" on June 3, 1996. The range of high and low reported closing sales prices for the Common Stock as reported by Nasdaq since the commencement of trading were as follows:

                                                               High                      Low
                                                               ----                      ---
June 3, 1996 to June 30, 1996(1)                              $5 3/8                     $1 7/8

July 1, 1996 to September 30, 1996(1)                         $6 3/8                     $4 5/8

October 1, 1996 to December 15, 1996                           $8                        $4 15/16


---------------
    (1) On July 25, 1996, the Company effected the Stock Split. Pursuant to the Stock Split, each holder of record of Common Stock on July 22, 1996 received two additional shares of Common Stock for each share held on such date. In connection with the Stock Split, each outstanding Warrant to purchase one share of Common Stock at an exercise price of $6.00 per share was converted into three Warrants, each to purchase one share of Common Stock at an exercise price of $2.00 per share. All share prices listed above are after giving effect to the Stock Split.

         The prices set forth above reflect inter dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         B.       Holders.

                  On December 23, 1996, as reported by the Company's transfer agent, shares of Common Stock were held by 47 persons, based on the number of record holders, including several holders who are nominees for an undetermined number of beneficial owners.

         C.       Dividends.

                  The Company has not paid any dividends on its shares of Common Stock and intends to follow a policy of retaining any earnings to finance the development and growth of its business. Accordingly, it does not anticipate the payment of cash dividends in the foreseeable future. However, the payment of dividends, if any, rests within the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, its capital requirements and its overall financial condition.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                  The following discussion and analysis of the Company's results of operations, liquidity and financial condition should be read in conjunction with the Financial Statements of the Company and related notes thereto.

RESULTS OF OPERATIONS

Fiscal Year ended September 30, 1996 vs. September 30, 1995

                  Revenues for fiscal 1996 were $10,495,063, an increase of $1,842,510 or 21% over 1995 sales of $8,652,553. This increase is primarily due to Paravant's full scale production deliveries to Raytheon in support of the U.S. Marine Corps HAWK/AVENGER Air Defense Missile Systems upgrade and expanded requirements of Texas Instruments under the Harm Missile Systems program.

                  Gross profit was $4,677,053 in 1996, or 45% of sales, compared to $3,971,892 or 46% in 1995, a total increase of $705,161 or 18%.

                  Selling and administrative expenses of $3,247,385 in 1996 increased by $579,065 or 22% from 1995 expenses of $2,668,320. As a percentage of sales, selling and administrative expenses remained unchanged at 31% in 1995 and 1994. The increased selling and administrative costs are attributable primarily to increased salaries, professional fees and sales commissions of approximately $198,000, $196,000 and $142,000, respectively.

                  Income from operations grew to $1,429,668 in 1996 from $1,303,572 in 1995, an increase of $126,096 or 10%. As a percentage of sales, income from operations declined to 14% in 1996 from 15% in 1995. The increase in income from operations overall benefited primarily from increased sales volume and gross profits, offset in part by increased selling and administrative expenses as discussed above.

                  Expenses for interest were reduced by $29,633 or 8% to $362,956 compared to $392,589 in 1995. As a percentage of sales, interest expense decreased to 4% in 1996 from 5% in 1995. This decrease is due to a significant decline in outstanding credit balances made possible by the application of the proceeds of the Company's IPO in June 1996.

                  As a result, the Company's net income grew by 21% to $702,153 in 1996 when compared to $581,415 in 1995. Net income as a percentage of sales was 7% in 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

                  In June 1996, the Company completed its IPO, resulting in aggregate net proceeds of $4,594,332 to the Company after deducting certain commissions, expenses and offering costs. The Company used a portion of the net proceeds of the IPO to repay certain loans referred to below in the aggregate principal amount of $1,102,294, and paid approximately $88,000 of the net proceeds of the IPO to reimburse UES, Inc., an affiliate of the Company which is controlled by Krishan K. Joshi, the Company's Chairman ("UES"), for certain health insurance and other expenses paid on the Company's behalf. Substantially all of the remaining balance of the net proceeds of the IPO were utilized to reduce indebtedness then outstanding under the Company's revolving credit arrangement with National City Bank in Dayton, Ohio described below, resulting in increased availability under the credit arrangement for working capital needs and general corporate purposes.

                  The Company has a secured revolving credit arrangement with National City Bank in Dayton, Ohio (the "Bank") for a credit line of up to $4,000,000 that is due on demand and bears interest at the prime rate for secured borrowings and prime rate plus 0.5% for undersecured borrowings. All borrowings are collateralized by accounts receivable, inventory and equipment. Such arrangement is subject to a borrowing base formula involving certain accounts receivable, inventory and equipment. As of September 30, 1996, an aggregate of $540,000 was outstanding under this arrangement. The Company intends to maintain this arrangement with the Bank for the foreseeable future, although there can be no assurance that the Bank will not in the future demand repayment of any amounts then outstanding under its loan arrangement. The Company also has a secured term loan provided by the Bank bearing interest at a rate adjusted monthly to prime plus 1.5% at September 30, 1996. Monthly principal payments of $9,167 are due through October 1998. All borrowings thereunder are secured by a lien on accounts receivable, inventory and equipment. As of September 30, 1996, there was approximately $339,159 outstanding under this arrangement with the Bank. The Company also has capital lease obligations, including interest, of approximately $186,539 at September 30, 1996. These capital lease obligations bear interest rates of 1.25% to 1.50% over the prime rate and are expected to be satisfied within 3 years. The Company also has a note payable to the Bank in an aggregate principal amount of $500,000, bearing interest at the prime rate, which note is due and payable in March 1998.
                  In August 1995, the Company borrowed $400,000 pursuant to bridge notes ("Notes") from a group of private investors at an annual interest rate of 6%. In addition, the Company sold to the same investors warrants to purchase 480,000 shares of Common Stock, exercisable until June 3, 2001 at an exercise price of $2.00 per share. The Notes, which bear interest at 6%, have an outstanding balance of $100,000 at September 30, 1996, which is expected to be satisfied by December 31, 1996.

                  In connection with certain sales of shares of Common stock in March 1996 by UES Florida, Inc. (a subsidiary of UES), Richard P. McNeight, the President and Chief Operating Officer of the Company, William R. Craven, the Vice President of Marketing of the Company, and another shareholder, such shareholders loaned to the Company in April 1996, for working capital purposes, the sums of $646,294; $78,000; $26,000 and $52,000, respectively, or an aggregate of $802,294 of the proceeds realized from such sales, at an interest rate of 6% per annum. Such loans, plus accrued interest thereon in an aggregate amount of $8,681, were repaid in June 1996 in accordance with their terms from a portion of the net proceeds of the IPO.

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

                  The Company's operating cash flow was negative $(1,426,090) for fiscal 1996. The Company's operating cash flow was negative $(298,577) in fiscal 1995 and negative $(562,740) in fiscal 1994. These cash outflows were primarily associated with general increases in inventory levels and temporary increases associated with accounts receivable, all in support of the Company's rapid increase in operations reflected by the growth in revenues from $4,621,527 in fiscal 1993 to $10,495,063 in fiscal

1996, an increase of almost 127%. In addition, the Company invested $127,352 in fiscal 1996, $60,350 in fiscal 1995 and $99,547 in fiscal 1994 to acquire manufacturing equipment also in support of these expanded operating levels.

                  Due to the Company's orders related to DoD procurements, the operations of the Company have been cyclical and generally result in a significant increase in deliveries and revenues in the fourth quarter of its fiscal year ending on September 30. Accordingly, a significant increase in inventory occurs late in the third quarter and continues through the fourth quarter of each fiscal year. This increase in inventory is followed by a corresponding increase in accounts receivable. Inventory and accounts receivable levels then return to lower levels in the first and second quarter of the next fiscal year.

                  Revenues in the fourth quarter of each fiscal year are significantly higher than the first three quarters. Inventory balances are greatest in the third quarter in support of the significantly increased deliveries related to the Company's fourth quarter higher revenues level due to the lead-time requirements necessary to procure, manufacture, and assemble the components for fourth quarter deliveries. This uneven cycle results in severe liquidity pressures during the periods of increased inventory and accounts receivable balances which management of the Company has attempted to address with equity funding provided by the IPO. As of September 30, 1996, management believes inventory balances are not in excess of requirements for deliveries and normal minimum stocking levels.

                  Generally, accounts receivable at the end of each quarter are collected within the following quarter. However, it may be the case that the collection of accounts receivable are delayed due to the delayed finalization of a prime contractor's contract with the Government, which results in an extended collection period for the Company. Notwithstanding this condition, the Company has not been required to write off any significant bad debt in the past, and management does not believe that any significant accounts receivable at September 30, 1996 are likely to be uncollectible.

                  As of September 30, 1996 and 1995, the Company's backlog was $14,617,253 and $1,606,505, respectively, consisting of firm fixed price purchase orders. All of these purchase orders are expected to generate profits within the Company's historical levels and the Company believes that the completion of the orders comprising its backlog, and any new orders which may be accepted by the Company in the future, should not result in additional liquidity pressures which cannot be addressed in a manner consistent with the Company's past practices. As of December 15, 1996, the Company's backlog was approximately $13,950,000, and the Company presently expects to manufacture and deliver most of the products in backlog within the next 12 months.

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

CAUTIONARY STATEMENT

                  This Annual Report of Form 10-KSB contains certain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to the budgetary and appropriations policies of the Company's governmental customers, the competitive environment for the Company's products and services, the timing of new orders and the degree of market penetration of the Company's new products.

ITEM 7.           FINANCIAL STATEMENTS

                  The financial statements of the Company are set forth in a separate section of this Annual Report on Form 10-KSB. See "Item 13. Exhibits and Reports on Form 8-K" and the Financial Statements commencing on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH

                        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         See the section captioned "Election of Directors" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on February 27, 1997, which section is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         See the section captioned "Executive Compensation" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on February 27, 1997, which section is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)  Security Ownership of Certain Beneficial Owners

         See the section captioned "Principal Shareholders of the Company" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on February 27, 1997, which section is incorporated herein by reference.

         (b)  Security Ownership of Directors and Officers

         See the section captioned "Principal Shareholders of the Company" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on February 27, 1997, which section is incorporated herein by reference.

         (c)  Changes in Control

         The Company knows of no contractual arrangements which may, at a subsequent date, result in a change of control of the Company.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the section captioned "Certain Transactions" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on February 27, 1997, which section is incorporated herein by reference.

 ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         (1) See the financial statements of the Company and the report thereon included in Item 7 of Part II of this Annual Report on Form 10-KSB.

         (2) The following exhibits are being filed as part of this Annual Report on Form 10-KSB.

Exhibit
Number           Description of Document
   3.1           Articles of Incorporation of the Registrant, as amended (incorporated by reference to
                 Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996).

   3.2           Amended and Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-QSB for the
                 quarterly period ended June 30, 1996).

   4.1           Specimen Common Stock Certificate of Registrant (incorporated by reference to
                 Exhibit 4.1 to Amendment No. 4 to the Registrant's Registration Statement on Form
                 SB-2 (Registration No. 33-91426), as filed with the Securities and Exchange
                 Commission on May 16, 1996 ("Amendment No. 4")).

   4.2           Specimen Warrant of Registrant (incorporated by reference to Exhibit 4.2 to
                 Amendment No. 4).

   4.3           Warrant Agreement between Registrant, Duke & Co., Inc. and Warrant Agent
                 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form

                 10-QSB for the quarterly period ended June 30, 1996).

   4.4           Form of Lock-Up Agreement (incorporated by reference to Exhibit 4.4 to Amendment
                 No. 3 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-
                 91426), as filed with the Securities and Exchange Commission on March 20, 1996
                 ("Amendment No. 3")).

   4.5           Underwriter's Warrant issued to Duke & Co., Inc. (incorporated by reference to
                 Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996).

  10.1           Employment  Agreement  between  the  Registrant  and Richard P.
                 McNeight (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Registration
                 No.  33-91426),  as filed  with  the  Securities  and  Exchange
                 Commission on April 21, 1995) ("Registration  Statement on Form
                 SB-2")).

  10.2           Employment Agreement between the Registrant and William R. Craven (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2).

  10.3           Incentive Stock Option Plan and form of Stock Option  Agreement
                 (incorporated  by reference to Exhibit 10.3 to the Registration
                 Statement on Form SB-2).


Exhibit
Number           Description of Document

  10.3A          Amendment No. 1 to the Incentive Stock Option Plan (incorporated by reference to
                 Exhibit 10.3A to Amendment No. 3).

  10.4           Original Office Lease and Amendment between the Registrant and Atrium Professional
                 Centre (incorporated by reference to Exhibit 10.4 to the Registration Statement on
                 Form SB-2).

  10.5           Form of Registrant's  Manufacturer's  Representative  Agreement
                 (incorporated  by reference to Exhibit 10.5 to the Registration
                 Statement on Form SB-2).

  10.6           Form of Registrant's Distributor's Agreement (incorporated by reference to
                 Exhibit 10.6 to the Registration Statement on Form SB-2).

  10.7           Amended   Licensing   Agreement   between  the  Registrant  and
                 MicroSoft  Corporation  (incorporated  by  reference to Exhibit
                 10.7 to the Registration Statement on Form SB-2).

  10.8           Licensing Agreement between the Registrant and Phoenix Technologies, Ltd.
                 (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form

                 SB-2).

  10.9           Joint Development Agreement between the Registrant and MES, Inc. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form SB-2).

  10.10          Joint Marketing Agreement between the Registrant and Texas Instrument Corporation
                 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form
                 SB-2).

  10.11          Joint Marketing Agreement between the Registrant and Raytheon Company
                 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form
                 SB-2).

  10.12          Licensing   Agreement  between   Registrant  and  Grid  Systems
                 Corporation  (incorporated by reference to Exhibit 10.12 to the
                 Registration Statement on Form SB-2).

  10.13          Forms of (revised) Subscription Agreement and Subordinated Convertible Promissory
                 Note (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the
                 Registrant's Registration Statement on Form SB-2 (Registration No. 33-91426), as
                 filed with the Securities and Exchange Commission on October 4, 1995)).

  10.14          Nonemployee Directors' Stock Option Plan (incorporated by reference to
                 Exhibit 10.14 to Amendment No. 3).

  10.15          Employment Agreement between the Registrant and Kevin J. Bartczak (incorporated by reference to Exhibit 10.15 to Amendment No. 3).

  10.16          Letter agreements between the Registrant and National City Bank (incorporated by reference to Exhibit 10.16 to Amendment No. 3).

  10.17          Commercial demand note by Registrant in favor of National City Bank (incorporated by reference to Exhibit 10.17 to Amendment No. 3).


Exhibit
Number           Description of Document
  10.18          Security agreement (accounts receivable) by Registrant in favor of National City Bank
                 (incorporated by reference to Exhibit 10.18 to Amendment No. 3).

  10.19          Security agreement (equipment) by Registrant in favor of National City Bank
                 (incorporated by reference to Exhibit 10.19 to Amendment No. 3).

  10.20          Form of promissory note of Registrant issued in connection with stockholder loans made in April 1996 (incorporated by reference to Exhibit 10.20 to Amendment
                 No. 4).

  10.20A         Form of Common Stock Purchase Agreement for purchase of shares by selling security holders (incorporated by reference to Exhibit 10.20A to Amendment No. 5 to
                 Registrant's Registration Statement on Form SB-2 (Registration No. 33-91426), as
                 filed with the Securities and Exchange Commission on May 29, 1996 ("Amendment

                 No. 5")).

  10.21          Option Agreements dated as of December 16, 1991 between UES Florida, Inc. and each of Krishan K. Joshi, Richard P. McNeight and William R. Craven (incorporated by reference to Exhibit 10.21 to Amendment No. 4).

  10.22          Option Agreement dated as of November 23, 1994 with Richard P. McNeight.
                 (incorporated by reference to Exhibit 10.22 to Amendment No. 4).

  10.23          Warrant Agent Agreement and Warrant relating to August 1995 bridge financing
                 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on
                 Form 10-QSB for the quarterly period ended June 30, 1996.).

  10.24          Promissory Note dated February 19, 1993 by Richard P. McNeight (incorporated by reference to Exhibit 10.24 to Amendment No. 5).

  10.25          Underwriting Agreement between Registrant and Duke & Co., Inc. (incorporated by reference to Exhibit 1 to the Registrant's Quarterly Report on Form 10-QSB for the

                 quarterly period ended June 30, 1996).

  10.26          Financial Advisory and Investment Banking Agreement (incorporated by reference to
                 Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996).

  10.28          Lease Agreement dated September 1, 1996 between Registrant and California
                 Microwave, Inc. and related agreement dated November 15, 1996 with Symetrics

                 Industries Inc.

  10.29          Commercial Note of Registrant dated November 20, 1996 in favor of National City
                 Bank of Dayton.

  10.30          Security Agreement (All Personal Property and Fixtures) dated November 20, 1996 by
                 Registrant in favor of National City Bank of Dayton.

   27            Financial Data Schedule.


         (b)  Reports on Form 8-K

                  The Company did not file any Reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAME                               TITLE                                  DATE

 /s/ Krishan K. Joshi              Chairman, Chief Executive              December 23, 1996
------------------------           Officer and Director
 Krishan K. Joshi                  (Principal Executive Officer)

 /s/ Richard P. McNeight           President and Director                 December 23, 1996
------------------------
 Richard P. McNeight

 /s/ William R. Craven             Vice President, Director and           December 23, 1996
------------------------           Secretary
 William R. Craven

 /s/ Kevin Bartczak                Treasurer, Vice President and          December 23, 1996
------------------------           Chief Financial Officer
 Kevin Bartczak                    (Principal Financial Officer
                                   and Principal Accounting
                                   Officer)

 /s/ James E. Clifford             Director                               December 23, 1996
------------------------
 James E. Clifford

 /s/ Michael Maguire               Director                               December 23, 1996
------------------------
 Michael Maguire


                         PARAVANT COMPUTER SYSTEMS, INC.

                              Financial Statements

                           September 30, 1996 and 1995

                    With Independent Auditors' Report Thereon

                         PARAVANT COMPUTER SYSTEMS, INC.


                                Table of Contents





                                                                                         PAGE
                                                                                        -----
Independent Auditors' Report                                                                   F-2

Financial Statements:
    Balance Sheets                                                                       F-3 - F-4
    Statements of Income                                                                       F-5
    Statements of Changes in Stockholders' Equity                                              F-6
    Statements of Cash Flows                                                             F-7 - F-8

Notes to Financial Statements                                                           F-9 - F-23

                          INDEPENDENT AUDITORS' REPORT
                           --------------------------


Board of Directors:
Paravant Computer Systems, Inc.:


We have audited the accompanying balance sheets of Paravant Computer Systems, Inc. as of September 30, 1996 and 1995, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paravant Computer Systems, Inc. as of September 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




KPMG PEAT MARWICK LLP


November 22, 1996

                         PARAVANT COMPUTER SYSTEMS, INC.

                                 Balance Sheets

                           September 30, 1996 and 1995

                  ASSETS                                             1996            1995
                  -----                                              ----            ----
Current assets:
  Cash and cash equivalents                                       $    65,069        211,426
  Accounts receivable, net (notes 7, 9 and 18)                      7,161,192      5,295,106
  Employee receivables and advances                                    73,502         65,707
  Costs and estimated earnings in excess of billings on
     uncompleted contracts (note 6)                                  -               322,071
  Inventory (notes 2, 7 and 9)                                      2,503,892      2,411,834
  Prepaid expenses                                                    141,191         51,441
  Deferred income taxes (note 14)                                     139,727        128,979
                                                                    ---------       --------
             Total current assets                                  10,084,573      8,486,564
                                                                    ---------       --------
Property, plant and equipment, net (notes 3, 7 and 9)                 517,515        462,447

Intangible assets, net (note 4)                                        89,125        117,625

Demonstration pool and custom mold, net (note 5)                      281,309         67,787

Capitalized offering costs                                           -               257,812

Other assets                                                           16,136         25,330

Deferred income taxes (note 14)                                      -                32,150











                                                                    ---------       --------
             Total assets                                         $10,988,658      9,449,715
                                                                   ==========      =========

See accompanying notes to financial statements.


    LIABILITIES AND STOCKHOLDERS' EQUITY                                1996           1995
    -------------------------------                                     ----           ----
Current liabilities:
    Notes payable to bank (note 7)                                   $   540,000     2,960,000
    Other notes payable (note 8)                                         100,000       400,000
    Current maturities of long-term debt (note 9)                        110,004       110,004
    Current maturities of capital lease obligations (note 10)             99,346        67,685
    Accounts payable                                                   1,043,731     1,334,631
    Amounts due to affiliate                                            -               87,294
    Accrued commissions                                                  449,251       514,240
    Accrued expenses                                                     430,900       844,637
    Accrued incentive compensation                                       140,000      -
    Income taxes payable                                                 334,993       317,665
                                                                       ---------      --------
               Total current liabilities                               3,248,225     6,636,156

Long-term debt, less current maturities (note 9)                         619,151       729,155
Capital lease obligations, less current maturities (note 10)              67,781        77,233
Deferred income taxes (note 14)                                            7,657      -
                                                                       ---------      --------
               Total liabilities                                       3,942,814     7,442,544
                                                                       ---------      --------

Stockholders' equity:
    Preferred stock, par value $.01 per share.  Authorized
       2,000,000 shares, none issued                                    -             -
    Common stock, par value $.015 per share.  Authorized
       30,000,000 shares; issued and outstanding 7,956,038
       shares at September 30, 1996 and 4,500,000 shares at
       September 30, 1995 (notes 11 and 12)                              118,943        67,500
    Additional paid-in capital                                         5,046,342       761,265
    Retained earnings                                                  1,880,559     1,178,406

Commitments and contingencies (notes 10 and 17)
                                                                       ---------      --------
               Total stockholders' equity                              7,045,844     2,007,171
                                                                       ---------      --------
                                                                     $10,988,658     9,449,715
                                                                      ==========     =========

                         PARAVANT COMPUTER SYSTEMS, INC.

                              Statements of Income

                 For the years ended September 30, 1996 and 1995



                                                                        1996           1995
                                                                        ----           ----
Revenues (note 18)                                                   $10,495,063     8,652,553

Cost of revenues                                                       5,818,010     4,680,661
                                                                       ---------      --------
               Gross profit                                            4,677,053     3,971,892

Selling and administrative expense                                     3,247,385     2,668,320
                                                                       ---------      --------
               Income from operations                                  1,429,668     1,303,572

Other income (expense):
    Interest expense                                                    (362,956)     (392,589)
    Miscellaneous income (expense)                                        11,257       (50,711)
                                                                       ---------      --------
               Income before income taxes                              1,077,969       860,272

Income tax expense (note 14)                                             375,816       278,857
                                                                       ---------      --------
               Net income                                            $   702,153       581,415
                                                                       =========     =========

Weighted average number of shares outstanding                          7,652,320     4,500,000
                                                                       =========     =========
Earnings per share                                                   $      .10           .13
                                                                       =========     =========





See accompanying notes to financial statements.

                         PARAVANT COMPUTER SYSTEMS, INC.

                  Statements of Changes in Stockholders' Equity

                 For the years ended September 30, 1996 and 1995


                                    COMMON STOCK                                          TREASURY STOCK
                                 ---------------------     ADDITIONAL                  --------------------          TOTAL
                                  NUMBER          PAR        PAID-IN     RETAINED       NUMBER                  STOCKHOLDERS'
                                 OF SHARES       VALUE       CAPITAL     EARNINGS      OF SHARES       COST         EQUITY
                                 -------         -----       ------     --------       --------        ----         -----
Balances, September 30, 1994      4,737,667    $ 71,065       796,498       596,991       79,234      (38,798)      1,425,756

Retirement  of treasury stock      (237,667)     (3,565)      (35,233)        -          (79,234)      38,798         -

Net income for the year
   ended September 30, 1995        -              -           -             581,415        -             -            581,415
                                  ---------     -------       -------      --------      -------       ------        --------
Balances, September 30, 1995      4,500,000      67,500       761,265     1,178,406        -             -          2,007,171

Issuance of common stock,
   net of offering costs          3,450,000      51,352     4,283,722         -            -             -          4,335,074

Exercise of common stock
   options                            6,038          91         1,355         -            -             -              1,446

Net income for the year
   ended September 30, 1996        -             -           -              702,153        -             -            702,153
                                  ---------     -------      --------      --------      -------       ------        --------
Balances, September 30, 1996      7,956,038    $118,943     5,046,342     1,880,559        -            -           7,045,844
                                  =========     =======     =========     =========      =======       ======       =========

See accompanying notes to financial statements.

                         PARAVANT COMPUTER SYSTEMS, INC.

                            Statements of Cash Flows

                 For the years ended September 30, 1996 and 1995



                                                                        1996           1995
                                                                        ----           ----
Cash flows from operating activities:
    Net income                                                       $   702,153       581,415
    Adjustments to reconcile net income to net cash used in
       operating activities:
         Depreciation and amortization                                   266,714       220,005
         Deferred income taxes                                            29,059       (36,819)
         Increase (decrease) in cash caused by changes in:
            Accounts receivable                                       (1,866,086)   (1,907,770)
            Employee receivables and advances                             (7,795)      (31,086)
            Inventory                                                    (92,058)     (195,965)
            Costs and estimated earnings in excess of billings on
               uncompleted contracts                                     322,071       (95,394)
            Prepaid expenses                                             (89,750)       31,126
            Other assets                                                   9,194       (12,861)
            Accounts payable                                            (290,900)      370,003
            Amounts due to affiliate                                     (87,294)       87,294
            Accrued commissions                                          (64,989)      266,947
            Accrued expenses                                            (413,737)      302,949
            Accrued incentive compensation                               140,000      -
            Income taxes payable                                          17,328       121,579
                                                                        --------     ---------
               Net cash used in operating activities                  (1,426,090)     (298,577)
                                                                        --------     ---------
Cash flows from investing activities:
    Acquisitions of property, plant and equipment                       (127,352)      (60,350)
    Acquisitions of demonstration pool and custom mold                  (254,979)      (16,556)
                                                                        --------     ---------
               Net cash used in investing activities                    (382,331)      (76,906)
                                                                        --------     ---------
                                                                        (Continued)


                         PARAVANT COMPUTER SYSTEMS, INC.

                                                                        1996           1995
                                                                        ----           ----
Cash flows from financing activities:
    Net proceeds from (repayments on)  notes payable to bank          (2,420,000)      562,000
    Proceeds from other notes payable                                   -              400,000
    Repayments on other notes payable                                   (300,000)     -
    Repayments on long-term debt                                        (110,004)     (110,004)
    Repayments on capital lease obligations                             (102,264)      (62,081)
    Proceeds from sale of common stock                                 5,103,161      -
    Payment of offering costs                                           (508,829)     (207,812)
                                                                        --------     ---------
               Net cash provided by financing activities               1,662,064       582,103
                                                                        --------     ---------
               Net increase (decrease) in cash and cash
                 equivalents                                            (146,357)      206,620

Cash and cash equivalents at beginning of year                           211,426         4,806
                                                                        --------     ---------
Cash and cash equivalents at end of year                             $    65,069       211,426
                                                                        ========     =========

Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
       Interest                                                      $   385,748       365,918
                                                                        ========     =========
       Income taxes                                                  $   358,488       182,469
                                                                        ========     =========
Supplemental disclosure of noncash investing and financing activities:
       The Company  entered into capital lease  agreements
         for office  equipment totaling  $124,473 and $62,450
         for the years ended  September  30, 1996 and 1995,
         respectively.


See accompanying notes to financial statements.

                         PARAVANT COMPUTER SYSTEMS, INC.

                          Notes to Financial Statements

                           September 30, 1996 and 1995




(1)   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  BUSINESS

           Paravant Computer Systems, Inc., (the "Company") is engaged in the design, development, production and sales of computer and communication systems, specializing in rugged, hand-held and laptop computer products. The principal customers of the Company are United States Department of Defense contractors who are subject to Federal budgetary implications. The work is performed under general purchase orders, fixed-price contracts and on a general production basis.

      (b)  CASH AND CASH EQUIVALENTS

           Cash and cash equivalents include all highly liquid debt instruments purchased with a maturity of three months or less.

      (c)  ACCOUNTS RECEIVABLE

           Management has provided an allowance for doubtful accounts receivable in the amount of $12,353 and $31,600 as of September 30, 1996 and 1995, respectively.

      (d)  INVENTORY

           Inventory is stated at the lower of cost or market using the weighted average cost method. The Company provides an obsolescence reserve for inventory as it becomes unusable or obsolete.

      (e)  DEPRECIATION AND AMORTIZATION

           The cost of property, plant and equipment is depreciated over the estimated useful lives of the related assets ranging from 5 to 7 years using the straight-line method. Intangible assets include exclusive rights to a printed circuit board and certain software and are being amortized over the estimated useful lives of the technology of five to ten years. The Company also has a custom mold which is amortized on a units-of-production basis.


                                                                     (Continued)

                         PARAVANT COMPUTER SYSTEMS, INC.

                          Notes to Financial Statements




      (f)  REVENUE AND COST RECOGNITION

           The Company recognizes revenues on product sales when the customer accepts title, which typically occurs upon shipment. At September 30, 1996 and 1995, the Company had product sales of $4,144,207 and $2,744,124, respectively, for which title had been transferred to a customer although physical product remained on Company premises at the convenience of the customer. The Company allows customers to return products under warranty for up to one year for repair and accrues a reserve for future warranty costs at the time of product sales. The warranty reserve was $54,505 and $99,804 as of September 30, 1996 and 1995, respectively.

           Revenues from fixed-price contracts for engineering services are recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to total estimated costs for each contract. This method is used because management considers total expended costs to be the best available measure of progress on these contracts. Any losses on fixed-price contracts are accrued at such time as those losses become determinable. The aggregate of costs and estimated earnings on uncompleted contracts in excess of related billings is shown as a current asset, and the aggregate of billings on uncompleted contracts in excess of related costs and estimated earnings is shown as a current liability, in the accompanying balance sheets.

      (g)  INCOME TAXES

           The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


                                                                     (Continued)

                         PARAVANT COMPUTER SYSTEMS, INC.

                          Notes to Financial Statements




      (h)  EARNINGS PER SHARE

           Earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of shares outstanding has been determined assuming shares and options issued subsequent to September 30, 1996, if any, were outstanding for the periods presented. When dilutive, stock options are included as share equivalents using the treasury stock method. Common stock authorized, issued and outstanding as of September 30, 1996 and 1995 reflects the effects of a 4.472-for-1 reverse common stock split and a 3-for-1 common stock split authorized on April 12, 1995 and July 25, 1996, respectively, by the Board of Directors.

           Common equivalent shares included in the computation represent shares issueable upon assumed exercise of stock options and warrants. Fully diluted earnings per common share amounts did not differ from amounts computed under the primary computation for the years ended September 30, 1996 and 1995.

       (i) USE OF ESTIMATES IN FINANCIAL STATEMENT PRESENTATION

           The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (j)  FUTURE APPLICATION OF ACCOUNTING STANDARDS

           In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation," effective for financial statements with fiscal years beginning after December 15, 1995. Among other provisions, SFAS 123 establishes a new, alternative method, based on fair values, for accounting for stock-based compensation arrangements with employees. In addition, if an entity does not adopt the new, alternative method, the statement requires disclosure in the footnotes of proforma net income and earnings per share as if the fair value method had been adopted. For the fiscal year ending September 30, 1997 and interim periods, the Company has determined that it will not apply the new method of accounting to employee stock options, but will provide the related footnote disclosures.


                                                                     (Continued)

                         PARAVANT COMPUTER SYSTEMS, INC.

                          Notes to Financial Statements



(2)   INVENTORY

      The following is a summary of inventory at September 30, 1996 and 1995:

                                                                      1996            1995
                                                                      ----            ----
           Raw materials                                           $1,835,286       1,369,675
           Work in process                                            474,940         930,677
           Finished goods                                             269,243         262,042
                                                                     --------        --------
                                                                    2,579,469       2,562,394
           Reserve for obsolete inventory                             (75,577)       (150,560)
                                                                     --------        --------
                                                                   $2,503,892       2,411,834
                                                                    =========       =========

      General and administrative costs amounted to $3,270,311 and $2,715,097 for the years ended September 30, 1996 and 1995, respectively. Of these amounts, general and administrative costs capitalized in inventory were $22,926 and $46,777 as of September 30, 1996 and 1995, respectively.


(3)   PROPERTY, PLANT AND EQUIPMENT

      The following is a summary of property, plant and equipment at September 30, 1996 and 1995:

                                                                       1996             1995
                                                                       ----             ----
           Office equipment                                         $  930,332         715,425
           Factory equipment                                           209,833         198,516
           Leasehold improvements                                       14,307          14,267
                                                                      --------        --------
                  Total cost                                         1,154,472         928,208
           Less accumulated depreciation                              (636,957)       (465,761)
                                                                      --------        --------
                                                                    $  517,515         462,447
                                                                     =========        ========

      Depreciation and amortization expense on these assets amounted to $196,757 and $89,111 for the years ended September 30, 1996 and 1995, respectively.

                                                                     (Continued)

                         PARAVANT COMPUTER SYSTEMS, INC.

                          Notes to Financial Statements




(4)   INTANGIBLE ASSETS

      These assets consist of exclusive rights to a printed circuit board and certain software. Cost and accumulated amortization of these assets at September 30, 1996 and 1995 are as follows:

                                                                         1996        1995
                                                                         ----        ----
           Cost                                                        $ 267,500    267,500
           Accumulated amortization                                     (178,375)  (149,875)
                                                                         -------    -------
                                                                       $  89,125    117,625
                                                                         =======    =======

      Total amortization expense on these assets was $28,500 for each of the years ended September 30, 1996 and 1995.


(5)   DEMONSTRATION POOL AND CUSTOM MOLD

      These assets consist of equipment held in the demonstration pool and a custom mold. Cost and accumulated amortization of these assets at September 30, 1996 and 1995, are as follows:

                                                                         1996        1995
                                                                         ----        ----
           Cost                                                        $ 699,723    449,343
           Accumulated amortization                                     (418,414)  (381,556)
                                                                         -------    -------
                                                                       $ 281,309     67,787
                                                                         =======    =======

Total amortization expense on these assets was $41,457 and $102,394 for the years ended September 30, 1996 and 1995, respectively.




                                                                     (Continued)

                         PARAVANT COMPUTER SYSTEMS, INC.

                          Notes to Financial Statements



(6)   UNCOMPLETED CONTRACTS

      The status of contracts which were incomplete at September 30, 1996 and 1995 was as follows:

                                                                        1996       1995
                                                                        ----       ----
           Costs and estimated earnings incurred on
              uncompleted contracts                                 $   -        2,664,923
           Billings on uncompleted contracts                            -       (2,342,852)
                                                                       -----     ---------
                  Net                                               $   -          322,071
                                                                       =====     =========

      These balances are included under the caption costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying balance sheets.


(7)   NOTES PAYABLE TO BANK

      The Company has a line of credit with a bank totaling $4,000,000 ($3,000,000 in 1995) which is due on demand and, at September 30, 1996, bears interest at the prime rate plus .50% for secured borrowings under prescribed levels and the prime rate plus 1.00% for other borrowings. Secured borrowings are collateralized by accounts receivable, inventory and equipment. The amount outstanding under these credit agreements at September 30, 1996 and 1995 was $540,000 and $2,960,000, respectively. The credit agreements do not contain any material financial covenants. Subsequent to September 30, 1996, the Company renegotiated the interest rate on this agreement to the prime rate for secured borrowings under prescribed levels and the prime rate plus .50% for other borrowings.


(8)   OTHER NOTES PAYABLE

      In August 1995, the Company issued subordinated, convertible promissory notes payable ("Notes") in the principal amount of $400,000. The Notes also had warrants attached for $.003 per warrant exercisable at $2.00 per share. A portion of these notes totaling approximately $98,000 were manditorily convertible into 120,000 shares of the Company's common stock at a conversion price of $.82 in the event the Company completed a public offering of its common stock prior to January 1, 1996. The Company did not complete the public offering prior to January 1, 1996 and the conversion feature expired. The Notes, which bear interest at 6%, have an outstanding balance of $100,000 at September 30, 1996, which is expected to be satisfied by December 31, 1996.

                                                                     (Continued)

                         PARAVANT COMPUTER SYSTEMS, INC.

                          Notes to Financial Statements


      In regard to the above financing, the Company may be deemed to have incurred a technical violation of a provision of the Securities Act of 1933, as amended. Accordingly, there may be a contingent liability associated with such matter. The maximum amount of such liability is estimated at the amount of converted debt in such financing of $98,000. However, management believes that there was no such violation and the possibility of such related liability is remote.


(9)   LONG-TERM DEBT

      The following is a summary of long-term debt at September 30, 1996 and 1995:

                                                                                       1996         1995
                                                                                       ----         ----
      Note payable to bank bearing an initial  interest rate of 7.25%;  interest rate  adjusted  monthly to 1.50%  above the prime  rate;  interest  and principal  due in sixty  monthly  installments  including  principal of
         $9,167 per  payment;  final  payment  due  October of 1998;  secured by
         accounts receivable, inventory and equipment                                $ 229,155     339,159

      Note  payable  to bank  bearing  interest  at the prime  rate  plus  .50%;
         interest due monthly,  principal balance due March 31, 1998; secured by accounts receivable,  inventory and equipment,  subsequent to September
         30, 1996, the Company renegotiated the interest rate on this
         note to the prime rate                                                        500,000     500,000

      Less current maturities                                                         (110,004)   (110,004)
                                                                                       -------     -------
                  Long-term debt, less current maturities                            $ 619,151     729,155
                                                                                       =======     =======

      Scheduled principal payments for future periods are as follows:

         YEAR ENDING SEPTEMBER 30,
         ------------------------
                1997                                                   $110,004
                1998                                                    610,004
                1999                                                      9,147
                                                                        -------
                                                                       $729,155
                                                                        =======

                                                                     (Continued)

                         PARAVANT COMPUTER SYSTEMS, INC.

                          Notes to Financial Statements


      The carrying amount of the Company's long-term debt approximates fair value because the debt bears interest at borrowing rates currently available to the Company for bank loans with similar terms and maturities.


(10)  LEASES

      The Company is obligated under various capital leases for equipment. At September 30, 1996 and 1995, respectively, property, plant and equipment included net capital lease assets of $197,423 and $72,950.

      The Company also has several noncancellable operating leases. Under these arrangements, the Company leases its current office facilities at a rate of $12,365 per month. The Company's future office facilities will be leased at a rate of $9,176 per month. In addition, the Company leases a residential unit from a related partnership under a month-to-month lease at a rate of $1,000 per month. The Company also leases automobiles and equipment with lease terms into June of 1999. Rent expense under operating lease agreements totaled $151,924 and $143,795 for the years ended September 30, 1996 and 1995, respectively.

      The following is a schedule by years of future minimum lease payments under capital and operating leases together with the present value of the net minimum lease payments as of September 30, 1996:

                                                                        CAPITAL      OPERATING
             YEAR ENDING SEPTEMBER 30,                                   LEASES         LEASES
             ------------------------                                    -----          -----
                      1997                                              $113,394       128,974
                      1998                                                65,696       123,272
                      1999                                                 7,449       115,081
                      2000                                                -            113,427
                      2001                                                -            110,117
                                                                         -------       -------
                         Total minimum lease payments                    186,539       590,871
                                                                                       =======
               Less amounts representing interest                         19,412
                                                                         -------
                         Present value of net minimum
                              lease payments                             167,127

               Less current maturities                                    99,346
                                                                         -------
               Capital lease obligations                                $ 67,781
                                                                         =======

                                                                     (Continued)

                         PARAVANT COMPUTER SYSTEMS, INC.

                          Notes to Financial Statements


(11)  STOCKHOLDERS' EQUITY

      Common stock authorized, issued and outstanding as of September 30, 1996 and 1995 reflects the effects of a 4.472-for-1 reverse common stock split effected on April 12, 1995 by the Board of Directors and a 3-for-1 common stock split effected on July 25, 1996 by the Board of Directors.

      The Company entered into an agreement with an underwriter in connection with its initial public offering ("IPO") which was consummated in June 1996. The agreement provides for monthly consulting fees for the underwriter of $3,500 per month. The agreement also provides a 5.00% fee to be paid to the underwriter on any merger and acquisition for a period extending two years subsequent to the IPO date.


(12)  STOCK OPTIONS AND WARRANTS

      Common stock options and warrants and related exercise prices have been adjusted, where applicable, to reflect the effects of the aforementioned 4.472-for-1 reverse common stock split and the 3-for-1 common stock split effected on April 12, 1995 and July 25, 1996, respectively.

      On December 22, 1993, the Company granted options under a nonqualified stock option plan ("nonqualified plan") to employees to purchase 74,799 shares of the Company's common stock at an exercise price of $.012 per share. The terms of these options provide that the options may be exercised during a period beginning December 22, 1994 and ending six years from the date the options were granted. The Company terminated the nonqualified plan on November 22, 1994. During the fiscal year ended September 30, 1996, the Company issued 6,038 common shares to various employees under the nonqualified plan.

      On November 22, 1994, the Company granted options to a key officer to purchase 182,977 shares of the Company's common stock at an exercise price of $.72 per share. The terms of these options provide that the options are exercisable through November 22, 2004. The exercise price of these options approximated the estimated market value of the shares on the issuance date.

      On November 22, 1994, the Company reserved 900,000 shares of common stock for its qualified incentive stock option plan ("qualified plan"). On March 14, 1996 the Company increased the options reserved under the qualified plan from 900,000 to 1,455,000. It also reserved 45,000 shares under a plan to benefit the nonemployee directors under terms similar to the qualified plan. On November 22, 1994 and March 2, 1995, the Company granted options to employees to purchase 345,000 and 45,000 shares, respectively, of the Company's common stock at exercise prices ranging from $.72 to $.79 per share which approximated the estimated market value of the shares on that date. The terms of these options provide that the options may be exercised beginning one year after date of grant for a period of nine years.
                                                                     (Continued)

                         PARAVANT COMPUTER SYSTEMS, INC.

                          Notes to Financial Statements




      On November 16, 1995, the Company granted options to selected employees to purchase 360,000 shares of the Company's common stock at exercise prices ranging from $1.33 to $1.47 per share, which approximated the market price of the shares at the date of issuance.

      On August 9, 1996, the Company granted options to an employee to purchase 6,000 shares of the Company's common stock at an exercise price of $5.94 per share, which approximated the market price of the shares at the date of issuance.

      In connection with the Company's IPO of common stock in June of 1996, the Company issued 4,830,000 warrants exercisable for a period of five years commencing November 30, 1997 at an exercise price of $2.00 per share, subject to adjustment in certain circumstances. The Company, at its option during the exercise period of the warrants, may redeem the warrants, after November 30, 1997, upon notice of not less than 30 days, at a price of $.0167 per warrant provided that the last sale price of the Company's common stock on the Nasdaq National Market has exceeded $2.83 per share (subject to adjustment) for a period of 30 consecutive trading days. As of September 30, 1996, no warrants have been exercised.


(13)  RESEARCH AND DEVELOPMENT

      Research and development costs are expensed when incurred and are included in selling and administrative expense. The amounts charged to expense were $382,750 and $480,951 for the years ended September 30, 1996 and 1995, respectively.



                                                                     (Continued)

                         PARAVANT COMPUTER SYSTEMS, INC.

                          Notes to Financial Statements




(14)  INCOME TAXES

The components of income tax expense for the years ended September 30, 1996 and 1995 are as follows:

                                                CURRENT           DEFERRED          TOTAL
                                                --------          ---------         ------
         1996:
           Federal                               $292,008           26,620          318,628
           State                                   54,749            2,439           57,188
                                                  -------           ------          -------
                                                 $346,757           29,059          375,816
                                                  =======           ======          =======
         1995:
           Federal                                266,225          (38,119)         228,106
           State                                   49,451            1,300           50,751
                                                  -------           ------          -------
                                                 $315,676          (36,819)         278,857
                                                  =======           ======          =======

      Following is a reconciliation of the expected income tax expense computed by applying the U.S. federal income tax rate of 34% to income before income taxes and the actual income tax provision for the years ended September 30, 1996 and 1995:

                                                                         1996           1995
                                                                         ----           ----
         Computed "expected" tax expense                                $366,509       292,492
         Increase (decrease) in income taxes resulting from:
            State income taxes, net of federal income tax benefit         36,134        31,897
            Nondeductible meals and entertainment expense                  6,270         5,645
            Research and experimentation credit                          (12,372)      (14,698)
            Change in valuation allowance                                 -            (15,000)
            Other, net                                                   (20,725)      (21,479)
                                                                         -------       -------
                                                                        $375,816       278,857
                                                                         =======       =======
                                                                                          (Continued)

                         PARAVANT COMPUTER SYSTEMS, INC.

                          Notes to Financial Statements



      Deferred income taxes as of September 30, 1996 and 1995 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial statement purposes and such amounts as measured by tax laws. The temporary differences give rise to deferred tax assets and liabilities which are summarized below as of September 30, 1996 and 1995.

                                                                 1996         1995
                                                                 ----         ----
           Gross deferred tax liabilities:
              Accumulated depreciation                         $(46,426)     (32,271)
                                                                -------      -------
           Gross deferred tax assets:
              Inventory                                          61,972       61,927
              Warranty expense                                   20,510       37,556
              Accrued vacation                                   45,956       29,496
              Accrued incentive compensation                     11,289       -
              Net operating loss carryforwards                    1,554       14,834
              Research credits                                   37,215       49,587
                                                                -------      -------
                  Total gross deferred tax assets               178,496      193,400
                                                                -------      -------
                  Total net deferred tax assets                $132,070      161,129
                                                                =======      =======

      A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income. As of September 30, 1996 and 1995, no valuation allowance has been recognized in the accompanying financial statements for the deferred tax assets because the Company believes that sufficient taxable income will be generated in future years to fully utilize such amounts.

      At September 30, 1996, the Company has net operating loss carryforwards of approximately $4,000 for federal and state income tax purposes, which are available to offset future taxable income. These loss carryforwards expire in various years from 1998 through 2010.


(15)  RETIREMENT PLAN

      The  Company  has  a  defined   contribution   retirement   plan  covering
      substantially all employees. Retirement expense incurred was $19,098 and $10,344 for the years ended September 30, 1996 and 1995, respectively.

                                                                     (Continued)

                         PARAVANT COMPUTER SYSTEMS, INC.

                          Notes to Financial Statements


(16)  RELATED PARTY TRANSACTIONS

      The Company had a payable to an affiliate, Universal Energy Systems, Inc. ("UES"), of $-0- and $87,294 at September 30, 1996 and 1995, respectively, for accrued health insurance costs paid by UES which is included in amounts due to affiliate in the accompanying balance sheets.

      In March 1996, prior to the 3-for-1 common stock split authorized on July 25, 1996 by the Board of Directors, certain stockholders of the Company sold an aggregate of 308,581 shares of common stock to private investors at a purchase price of $4 per share. A portion of the proceeds from these sales totaling $802,294 was advanced to the Company in April 1996 pursuant to promissory notes having an interest rate of 6% per annum. Such amounts, plus accrued interest thereon, were due and payable on the earlier of April 15, 1997 or the date which is ten days after the consummation of the Company's initial public offering. All amounts borrowed by the Company under these promissory notes were repaid prior to September 30, 1996.

      At September 30, 1995 the Company was a guarantor of certain debt of UES. The debt included a $1,250,000 line of credit with a bank that was due on demand and bore interest at the prime rate. The amount outstanding under the agreement at September 30, 1995 was $779,715. The debt also included a commercial note payable to the same bank bearing an initial interest rate of 8.75% adjusted monthly to 1.50% above the prime rate. Interest and principal payments on this note were due in eighty-four monthly installments including principal of $11,905 per payment with final payment due in September 2001. The amount outstanding under the commercial note payable at September 30, 1995 was $845,235. Prior to the completion of the Company's IPO, the bank released the Company from its guarantee.


(17)  CONTINGENCIES

      In March 1996, the Company's former counsel rendered an invoice to the Company totaling approximately $365,000 for legal fees and expenses representing both general corporate services as well as services relating to the Company's initial public offering. The Company contested the invoice and accrued an estimate for the settlement, if any, of these fees. In March 1996, the Company's former counsel filed an action against the Company, its current underwriter and certain other defendants, alleging, among other things, breach of contract, failure to pay attorneys fees, fraud, copyright infringement and defamation by the Company in connection with the aforementioned services as well as claiming a finder's fee with respect to the underwriter's relationship with the Company. Plaintiff is seeking damages of approximately $28,000,000 from the Company. The Company filed an answer denying the claims asserted by plaintiff and has asserted defenses and counterclaims against the plaintiff seeking recovery of amounts paid to the plaintiff, plus punitive damages and court costs.

                                                                     (Continued)

                         PARAVANT COMPUTER SYSTEMS, INC.

                          Notes to Financial Statements




      In September 1996, a former Company employee filed an action against the Company and certain other defendants alleging retaliatory personnel actions instituted by the defendants against the plaintiff. Plaintiff is seeking from the defendants an amount of $950,000 plus punitive damages, interest, cost and attorneys fees. The Company has filed a motion to dismiss the complaint and intends to vigorously defend this lawsuit.

      Management, after consultation with counsel, is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on future operations of the Company. Management has not accrued any liability relating to the tortious portion of these lawsuits as it believes the Company will prevail. In the event a court finds in favor of the plaintiffs, additional costs will be incurred.


(18)  CONCENTRATION OF CREDIT RISK

      The Company has a high concentration of sales to four customers who accounted for 95% and 85% of revenue for the years ended September 30, 1996 and 1995, respectively. A summary of sales and accounts receivable to the customers that exceed 10% of sales or accounts receivable for the years ended September 30, 1996 and 1995 are as follows:

                                             1996                              1995
                                    ----------------------             --------------------
                                      SALES       % TOTAL               SALES       % TOTAL
                                      ----        -------               ----        -------
           Customer A              $5,094,104        49%              $4,055,907        47%
           Customer B               2,255,433        21                2,502,997        25
           Customer C               1,609,725        15                1,109,825        13
           Customer D               1,079,408        10                    -             -

                                     ACCOUNTS                          ACCOUNTS
                                    RECEIVABLE    % TOTAL             RECEIVABLE    % TOTAL
                                    ---------     -------             ---------     -------
           Customer A              $4,982,408        70%              $2,912,231        55%
           Customer B               1,009,630        14                1,079,567        20
           Customer C                 906,966        13                  585,273        11


                                                                     (Continued)

                         PARAVANT COMPUTER SYSTEMS, INC.

                          Notes to Financial Statements




(19)  FOURTH QUARTER RESULTS

      Adjustments were made to increase inventory during the fourth quarter of the years ended September 30, 1996 and 1995 in the amounts of $433,000 and $125,293, respectively, before related income taxes. These adjustments were made to adjust perpetual records to physical counts. The Company was not able to determine the amount of the adjustments that related to the fourth quarter or the prior quarters.

      In addition, another adjustment was made in the fourth quarter of the year ended September 30, 1996 to record accrued incentive compensation in the amount of $140,000, before related taxes. The accrued compensation was discretionary and was substantially related to fourth quarter sales.