Form 10QSB
period 1996-12-31
PARAVANT COMPUTER SYSTEMS INC /FL/
filed 1997-02-14
CIK 944405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 1996

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


                            1615A West Nasa Boulevard
                            Melbourne, Florida 32901
                    (Address of Principal Executive Offices)

                                  407-727-3672

                           (Issuer's Telephone Number)

                           PARAVANT COMPUTER SYSTEMS, INC.
                             780 South Apollo Boulevard
                                Melbourne, FL 32901

              (Former name, former address and former fiscal year,
                          if changed since last report)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  At February 11, 1997, there were outstanding
          7,984,325 shares of Common Stock, $.015 par value per share.

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

Condensed Balance Sheet - December 31, 1996..................................................3

Condensed Statements of Earnings for the three months ended December 31,
  1996 and 1995..............................................................................5

Condensed Statements of Cash Flows for the three months
  ended December 31, 1996 and 1995...........................................................6

Notes to Condensed Financial Statements......................................................8

Item 2.        Management's Discussion and Analysis of Operations...........................10

PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.............................................14

SIGNATURES..................................................................................15


                         PARAVANT COMPUTER SYSTEMS, INC.

                             Condensed Balance Sheet

                                December 31, 1996

                                     ASSETS
                                     -----
                                                                   (Unaudited)
                                                                    ---------
Current assets:
  Cash and cash equivalents                                      $     222,209
  Accounts receivable, net                                           6,237,772
  Employee receivables and advances                                      4,196
  Inventory (note 2)                                                 3,263,290
  Prepaid expenses                                                     121,749
  Deferred income taxes                                                197,297
                                                                     ---------
             Total current assets                                   10,046,513

Property, plant and equipment, net                                     574,219

Intangible assets, net                                                  82,000

Demonstration pool and custom mold, net                                310,358

Other assets                                                            19,775

                                                                 -------------
             Total assets                                        $  11,032,865
                                                                 -------------

See accompanying notes to condensed financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                         -------------------------------

                                                                             (Unaudited)
                                                                              ---------
Current liabilities:
    Notes payable to bank                                                     $ 1,480,000
    Other notes payable                                                            50,000
    Current maturities of long-term debt                                          110,004
    Current maturities of capital lease obligations                               137,560
    Accounts payable                                                              747,580
    Accrued commissions                                                           340,875
    Accrued expenses                                                              477,270
    Accrued incentive compensation                                                 46,488
                                                                              -----------
               Total current liabilities                                        3,389,777

Long-term debt, less current maturities                                           591,650
Capital lease obligations, less current maturities                                 91,708
Deferred income taxes                                                               7,657
                                                                              -----------
               Total liabilities                                                4,080,792

                                                                              -----------
Stockholders' equity:

    Preferred stock, par value $.01 per share. Authorized 2,000,000 shares,
       none issued                                                                   --
    Common stock, par value $.015 per share. Authorized 30,000,000 shares,
       issued and outstanding 7,959,886 shares                                    119,289
    Additional paid-in capital                                                  5,059,784
    Retained earnings                                                           1,773,000



                                                                              -----------
               Total stockholders' equity                                       6,952,073
                                                                              -----------
                                                                              $11,032,865
                                                                              -----------

                         PARAVANT COMPUTER SYSTEMS, INC.

                        Condensed Statements of Earnings

              For the three months ended December 31, 1996 and 1995

                                                           (Unaudited)
                                                     -------------------------
                                                       1996            1995
                                                       ----            ----
Revenues                                           $  1,931,092         765,274

Cost of revenues                                      1,054,127         306,179
                                                   ------------    ------------
    Gross profit                                        876,965         459,095

Selling and administrative expense                      997,983         926,469
                                                   ------------    ------------
    Loss from operations                               (121,018)       (467,374)

Other income (expense):
    Interest expense                                    (44,213)       (125,145)
    Miscellaneous                                           102          (1,259)
                                                   ------------    ------------
    Loss before income taxes                           (165,129)       (593,778)

Income tax benefit                                       57,570         223,439
                                                   ------------    ------------
    Net loss                                       $   (107,559)       (370,339)
                                                   ------------    ------------
Weighted average number of shares outstanding        12,825,364       4,500,000
                                                   ------------    ------------
Loss per share                                     $       (.01)           (.08)
                                                   ------------    ------------

See accompanying notes to condensed financial statements.

                         PARAVANT COMPUTER SYSTEMS, INC.

                       Condensed Statements of Cash Flows

              For the three months ended December 31, 1996 and 1995

                                                                                       (Unaudited)
                                                                              ---------------------------
                                                                                    1996             1995
                                                                                    ----             ----
Cash flows from operating activities:
    Net loss                                                                     $ (107,559)     $ (370,339)
    Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
         Depreciation and amortization                                               97,449          68,799
         Deferred income taxes                                                      (57,570)           --
         Increase (decrease) in cash caused by changes in:
            Accounts receivable                                                     923,420       3,100,256
            Employee receivables and advances                                        69,307          23,580
            Inventory                                                              (759,398)       (503,369)
            Costs and estimated earnings in excess of billings on
               uncompleted contracts                                                   --          (115,470)
            Prepaid expenses                                                         19,442         (14,101)
            Other assets                                                             (3,639)       (170,728)
            Accounts payable                                                       (296,151)     (1,045,008)
            Accrued commissions                                                    (108,376)       (365,310)
            Accrued expenses                                                         46,370          34,680
            Accrued incentive compensation                                          (93,512)           --
            Income taxes payable                                                   (334,993)       (480,439)
                                                                                 ----------    ------------
               Net cash provided by (used in) operating activities                 (605,210)        162,551
                                                                                 ----------    ------------
Cash flows from investing activities:
    Acquisitions of property, plant and equipment                                   (16,533)         (8,077)
    Acquisitions of demonstration pool and custom mold                              (42,847)           --
                                                                                 ----------    ------------
               Net cash used in investing activities                                (59,380)         (8,077)
                                                                                 ----------    ------------
                                                                                        (Continued)

                         PARAVANT COMPUTER SYSTEMS, INC.

                                                                                1996          1995
                                                                                ----          ----
Cash flows from financing activities:
    Net proceeds from (repayments on) notes payable to bank                     940,000         --
    Repayments on other notes payable                                           (50,000)        --
    Repayments on long-term debt                                                (27,501)      (9,167)
    Repayments on capital lease obligations                                     (54,554)      (9,384)
    Proceeds from sale of common stock                                           13,785         --
                                                                              ---------    ---------
               Net cash provided by (used in) financing activities              821,730      (18,551)
                                                                              ---------    ---------
               Net increase in cash and cash equivalents                        157,140      135,923

Cash and cash equivalents at beginning of period                                 65,069      211,426
                                                                              ---------    ---------
Cash and cash equivalents at end of period                                    $ 222,209    $ 347,349
                                                                              ---------    ---------

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
       Interest                                                               $  39,099    $ 125,145
                                                                              ---------    ---------
       Income taxes                                                           $ 315,000    $ 257,000
                                                                              ---------    ---------
Supplemental disclosure of noncash investing and financing
  activities:
       The Company entered into a capital lease agreement
          for office equipment totaling $116,695 for the period
          ended December 31, 1996

See accompanying notes to condensed financial statements.

                         PARAVANT COMPUTER SYSTEMS, INC.

                     Notes to Condensed Financial Statements

                           December 31, 1996 and 1995

(1)   BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements of Paravant Computer Systems, Inc. (the "Company"), have been prepared in accordance with the instructions and requirements of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

      These condensed financial statements and footnotes should be read in conjunction with the Company's audited financial statements for the fiscal years ending September 30, 1996 and 1995 included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. The accounting principles used in preparing these condensed financial statements are the same as those described in such statements.

(2)   INVENTORY

      The following is a summary of inventory at December 31, 1996:

         Raw materials                                        $  1,790,351
         Work in process                                         1,367,895
         Finished goods                                            180,621
                                                              ------------
                                                                 3,338,867

         Reserve for obsolete inventory                            (75,577)

                                                              ------------
                                                              $  3,263,290
                                                              ------------

(3)   STOCK OPTIONS

      On November 29, 1996, the Company granted options under its incentive stock option plan to employees to purchase 208,000 shares of the Company's common stock at an exercise price of $5.125 per share, which approximated the market price of the shares at the date of issuance.

                                                                     (Continued)

                         PARAVANT COMPUTER SYSTEMS, INC.

                     Notes to Condensed Financial Statements

(4)   LOSS PER SHARE

      Loss per share have been computed by dividing net loss by the weighted average number of common shares outstanding. The weighted average number of shares outstanding have been determined assuming shares and options issued subsequent to December 31, 1996 were outstanding for the periods presented. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. Fully diluted earnings per common share amounts did not differ from amounts computed under the primary computation for the periods ended December 31, 1996 and 1995.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Operations

RESULTS OF OPERATIONS

Three Months ended December 31, 1996 vs. December 31, 1995

        Revenues for the quarter ended December 31, 1996 were $1,931,092, an increase of $1,165,818 or 152% over the quarter ended December 31, 1995 revenues of $765,274. This increase is primarily due to Paravant's continued full scale production deliveries to Raytheon in support of the U.S. Marine Corps HAWK / AVENGER Air Defense missile system upgrade and additional requirements of Lockheed Martin's Enhanced Diagnostic Aid ("EDNA") systems for use by the U.S. Air Force on F-16 Fighter Aircraft.

        Gross profit was $876,965 for the quarter ended December 31, 1996, or 45% of sales, compared to $459,095 or 60% in the quarter ended December 31, 1995, a total increase of $417,870 or 91%.

        Selling and administrative expenses of $997,983 in the quarter ended December 31, 1996, increased by $71,514 or 8% from the quarter ended December 31, 1995 expenses of $926,469. As a percentage of sales, selling and administrative expenses were 52% and 121% in the quarters ended December 31, 1996 and 1995, respectively. The increased selling and administrative costs are due primarily to increased sales commissions directly attributable to the increased sales discussed earlier herein.

        Loss from operations improved to $(121,018) for the quarter ended December 31, 1996 from $(467,374) in the quarter ended December 31, 1995, an improvement of $346,356. As a percentage of sales, income from operations improved to (6%) in the quarter ended December 31, 1996 from (61%) in the quarter ended December 31, 1995. The improvement in loss from operations overall, resulted primarily from increased revenues and gross profits, offset in part by increased selling and administrative expenses as discussed above.

        Interest expense for the quarter ended December 31, 1996 was reduced by $80,932 or 65% to $44,213 compared to $125,145 in the quarter ended December 31, 1995. As a percentage of sales, interest expense decreased to 2% in the quarter ended December 31, 1996 from 16% in the quarter ended December 31, 1995. This decrease is due to a significant decline in outstanding credit balances made possible by application of a portion of the proceeds of the Company's initial public offering of securities in June, 1996 ("IPO").

        As a result, the Company's net loss improved by 71% to $(107,559) in the quarter ended December 31, 1996 when compared to $(370,339) in 1995. Net loss as a percentage of sales was (6%) in the quarter ended December 31, 1996 and (48%) in the quarter ended December 31, 1995. The improvement in net loss overall, resulted primarily from increased revenues and gross profits, offset in part by increased selling and administrative expenses as discussed above.

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

     The Company has a secured revolving credit arrangement with National City Bank in Dayton, Ohio (the "Bank") for a credit line of up to $4,000,000 that is due on demand and bears interest at the prime rate for secured borrowings and prime rate plus 0.5% for undersecured borrowings. All borrowings are collateralized by accounts receivable, inventory and equipment. Such arrangement is subject to a borrowing base formula involving certain accounts receivable, inventory and equipment. As of December 31, 1996, an aggregate of $1,480,000 was outstanding under this arrangement. The Company intends to maintain this arrangement with the Bank for the foreseeable future, although there can be no assurance that the Bank will not in the future demand repayment of any amounts then outstanding under its loan arrangement. The Company also has a secured term loan provided by the Bank bearing interest at a rate adjusted monthly to prime plus 1.5% at December 31, 1996. Monthly principal payments of $9,167 are due through October 1998. All borrowings thereunder are secured by a lien on accounts receivable, inventory and equipment. As of December 31, 1996, there was approximately $201,650 outstanding under this arrangement with the Bank. The Company also has capital lease obligations of $229,268 at December 31, 1996. These capital lease obligations bear interest rates of 1.25% to 1.50% over the prime rate and are expected to be satisfied within 3 years.

     The Company also has a note payable to the Bank in an aggregate principal amount of $500,000, bearing interest at the prime rate, which note is due and payable in March 1998.

     In August 1995, the Company borrowed $400,000 pursuant to bridge notes ("Notes") from a group of private investors at an annual interest rate of 6%. In addition, the Company sold to the same investors warrants to purchase 480,000 shares of Common Stock, exercisable until June 3, 2001 at an exercise price of $2.00 per share. The Notes, which bear interest at 6%, have an outstanding balance of $50,000 at December 31, 1996.

     In connection with certain sales of shares of Common stock in March 1996 by UES Florida, Inc. (a subsidiary of UES), Richard P. McNeight, the President and Chief Operating Officer of the Company, William R. Craven, the Vice President of Marketing of the Company, and another shareholder, such shareholders loaned to the Company in April 1996, for working capital purposes, the sums of $646,294, $78,000, $26,000 and $52,000, respectively, or an aggregate of $802,294 of the proceeds realized from such sales, at an interest rate of 6% per annum. Such loans, plus accrued interest thereon in an aggregate amount of $8,681, were repaid in June 1996 in accordance with their terms from a portion of the net proceeds of the IPO.

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

     The Company's operating cash flow was negative $(605,210) for the quarter ended December 31, 1996, negative $(1,426,090) for fiscal 1996, and negative $(298,577) in fiscal 1995. These cash outflows were primarily associated with general increases in inventory levels and temporary increases associated with accounts receivable, all in support of the Company's rapid increase in operations reflected by the growth in annual revenues from $4,621,527 in fiscal 1993 to $10,495,063 in fiscal 1996, an increase of almost 127%. In addition, the Company invested $16,533 in the quarter ended December 31, 1996, $127,352 in fiscal 1996 and $60,350 in fiscal 1995 to acquire manufacturing equipment also in support of these expanded operating levels.

     Due to the Company's orders related to U.S. Department of Defense procurements, the operations of the Company have been cyclical and generally result in a significant increase in deliveries and revenues in the fourth quarter of its fiscal year ending on September 30. Accordingly, a significant increase in inventory occurs late in the third quarter and continues through the fourth quarter of each fiscal year. This increase in inventory is followed by a corresponding increase in accounts receivable. Inventory and accounts receivable levels then return to lower levels in the first and second quarter of the next fiscal year.

     Revenues in the fourth quarter of each fiscal year are significantly higher than the first three quarters. Inventory balances are greatest in the third quarter in support of the significantly increased deliveries related to the Company's fourth quarter higher revenues level due to the lead-time requirements necessary to procure, manufacture, and assemble the components for fourth quarter deliveries. This uneven cycle results in severe liquidity pressures during the periods of increased inventory and accounts receivable balances which management of the Company has attempted to address with equity funding provided by the IPO. As of December 31, 1996, management believes inventory balances are not in excess of requirements for deliveries and normal minimum stocking levels.

     Generally, accounts receivable at the end of each quarter are collected within the following quarter. However, it may be the case that the collection of accounts receivable are delayed due to the delayed finalization of a prime contractor's contract with the Government, which results in an extended collection period for the Company. Notwithstanding this condition, the Company has not been required to write off any significant bad debt in the past, and management does not believe that any significant accounts receivable at December 31, 1996 are likely to be uncollectible.

     As of December 31, 1996 and 1995, the Company's backlog was $12,633,229 and $1,316,111, respectively, consisting of firm fixed price purchase orders. All of these purchase orders are expected to generate profits within the Company's historical levels and the Company believes that the completion of the orders comprising its backlog, and any new orders which may be accepted by the Company in the future, should not result in additional liquidity pressures which cannot be addressed in a manner consistent with the Company's past practices. The Company presently expects to manufacture and deliver most of the products in backlog within the next 12 months.

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

CAUTIONARY STATEMENT

    This Quarterly Report of Form 10-QSB contains certain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to the budgetary and appropriations policies of the Company's governmental customers, the competitive environment for the Company's products and services, the timing of new orders and the degree of market penetration of the Company's new products.

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits

    11         Statement re: computation of per share earnings (not required because the relevant computation can be clearly determined from material contained in the financial statements).

    27         Financial Data Schedule

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the Registrant during the thirteen weeks ended December 31, 1996.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 PARAVANT COMPUTER SYSTEMS, INC.




Date:  February 13, 1996                              By /s/ Kevin J. Bartczak
                                                      --------------------------
                                                      Kevin J. Bartczak Vice
                                                      President, Treasurer and
                                                      Chief Financial Officer
                                                      (as both a duly authorized
                                                      officer of Registrant and
                                                      as principal financial
                                                      officer of Registrant)