Form 10QSB
period 1997-03-31
PARAVANT COMPUTER SYSTEMS INC /FL/
filed 1997-05-14
CIK 944405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1997

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

                    At May 5, 1997, there were outstanding
          7,984,325 shares of Common Stock, $.015 par value per share.

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

Condensed Balance Sheet - March 31, 1997..................................................... 2

Condensed Statements of Earnings for the three months ended March 31,
  1997 and 1996.............................................................................. 4

Condensed Statements of Earnings for the six months ended March 31,
  1997 and 1996.............................................................................. 5

Condensed Statements of Cash Flows for the six months
  ended March 31, 1997 and 1996.............................................................. 6

Notes to Condensed Financial Statements...................................................... 8

Item 2.        Management's Discussion and Analysis of Operations............................ 10

PART II - OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders........................... 15

Item 6.        Exhibits and Reports on Form 8-K.............................................. 15

SIGNATURES................................................................................... 16


PART I - FINANCIAL INFORMATION

                         PARAVANT COMPUTER SYSTEMS, INC.

                             Condensed Balance Sheet

                                 March 31, 1997

                                     ASSETS



                                                                   (Unaudited)
Current assets:
  Cash and cash equivalents                                        $    64,686
  Accounts receivable, net                                           5,042,475
  Employee receivables and advances                                     13,450
  Inventory (note 2)                                                 3,552,290
  Prepaid expenses                                                     119,877
  Deferred income taxes                                                167,047
                                                                    ----------
             Total current assets                                    8,959,825

Property, plant and equipment, net                                     732,271

Intangible assets, net                                                  79,875

Demonstration pool and custom mold, net                                355,614

Other assets                                                            36,364
                                                                    ----------
             Total assets                                          $10,163,949
                                                                    ==========


See accompanying notes to condensed financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   (Unaudited)
Current liabilities:
    Note payable to bank                                           $   300,000
    Other note payable                                                  50,000
    Current maturities of long-term debt                               110,004
    Current maturities of capital lease obligations                    115,607
    Accounts payable                                                   778,828
    Accrued commissions                                                317,110
    Accrued expenses                                                   499,646
    Accrued incentive compensation                                      91,488
    Income taxes payable                                                67,081
                                                                     ---------
               Total current liabilities                             2,329,764

Long-term debt, less current maturities                                564,149
Capital lease obligations, less current maturities                      77,072
Deferred income taxes                                                    7,657
                                                                     ---------
               Total liabilities                                     2,978,642
                                                                     ---------

Stockholders' equity:

    Preferred stock, par value $.01 per share.  Authorized
       2,000,000 shares, none issued                                    -
    Common stock, par value $.015 per share. Authorized
       30,000,000 shares, issued and outstanding 7,984,325             119,309
    Additional paid-in capital                                       5,060,090
    Retained earnings                                                2,005,908
                                                                     ---------
               Total stockholders' equity                            7,185,307
                                                                     ---------
                                                                   $10,163,949
                                                                    ==========

                         PARAVANT COMPUTER SYSTEMS, INC.

                        Condensed Statements of Earnings

                For the three months ended March 31, 1997 and 1996

                                                                        1997           1996
                                                                        ----           ----
                                                                             (Unaudited)
Revenues                                                           $  3,196,218        959,608

Cost of revenues                                                      1,665,762        825,732
                                                                     -----------     ----------
             Gross profit                                             1,530,456        133,876

Selling and administrative expense                                    1,169,938        482,188
                                                                     -----------     ----------
             Income (loss) from operations                              360,518       (348,312)

Other income (expense):

    Interest expense                                                    (21,080)       (97,057)
    Miscellaneous                                                        18,121            (97)
                                                                     -----------     ----------
             Income (loss) before income taxes                          357,559       (445,466)

Income tax benefit (expense)                                           (124,651)       167,629
                                                                     -----------     ----------
             Net income (loss)                                  $       232,908       (277,837)
                                                                     ===========     ==========
Weighted average number of shares outstanding                        12,832,984      4,500,000
                                                                     -----------     ----------
Earnings (loss) per share                                       $           .02           (.06)
                                                                     ===========     ==========



See accompanying notes to condensed financial statements.

                         PARAVANT COMPUTER SYSTEMS, INC.

                        Condensed Statements of Earnings

                For the six months ended March 31, 1997 and 1996

                                                                        1997           1996
                                                                        ----           ----
                                                                             (Unaudited)
Revenues                                                           $  5,127,310      1,724,882
Cost of revenues                                                      2,719,889      1,131,911
                                                                     -----------     ----------
             Gross profit                                             2,407,421        592,971

Selling and administrative expense                                    2,167,921      1,408,657
                                                                     -----------     ----------
             Income (loss) from operations                              239,500       (815,686)

Other income (expense):
    Interest expense                                                    (65,293)      (222,202)
    Miscellaneous                                                        18,223         (1,356)
                                                                     -----------     ----------
             Income (loss) before income taxes                          192,430     (1,039,244)
Income tax benefit (expense)                                            (67,081)       391,068
                                                                     -----------     ----------
             Net income (loss)                                     $    125,349       (648,176)
                                                                     ===========     ==========
Weighted average number of shares outstanding                        12,832,984      4,500,000
                                                                     -----------     ----------
Earnings (loss) per share                                          $        .01           (.14)
                                                                     ===========     ==========



See accompanying notes to condensed financial statements.

                         PARAVANT COMPUTER SYSTEMS, INC.

                       Condensed Statements of Cash Flows

                For the six months ended March 31, 1997 and 1996

                                                                        1997           1996
                                                                        ----           ----
                                                                            (Unaudited)
Cash flows from operating activities:
    Net income (loss)                                                $   125,349      (648,176)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:

         Depreciation and amortization                                   224,898       100,248
         Deferred income taxes                                           (27,320)           -

         Increase (decrease) in cash caused by change in:

            Accounts receivable                                        2,118,717     3,102,997
            Employee receivables and advances                             60,052         8,145
            Inventory                                                 (1,048,398)   (1,083,908)
            Costs and estimated earnings in excess of billings on
               uncompleted contracts                                    -              181,163
            Prepaid expenses                                              21,314        19,041
            Income taxes receivable                                     -             (330,403)
            Capitalized offering costs                                  -             (110,724)
            Other assets                                                 (20,228)      (13,804)
            Accounts payable                                            (264,903)     (556,675)
            Accrued commissions                                         (132,141)     (261,926)
            Accrued expenses                                              68,746      (500,125)
            Accrued incentive compensation                               (48,512)     -
            Income taxes payable                                        (267,912)     (280,521)
                                                                        --------      --------
               Net cash provided by (used in) operating activities       809,662      (374,668)
                                                                        --------      --------
Cash flows from investing activities:

    Acquisitions of property, plant and equipment                       (281,109)      (54,568)
    Acquisitions of demonstration pool and custom mold                  (101,904)       (1,627)
    Acquisition of rights                                                 (5,000)        -
                                                                        --------      ---------
               Net cash used in investing activities                    (388,013)      (56,195)
                                                                        --------      ---------

                                                                    (Continued)

                         PARAVANT COMPUTER SYSTEMS, INC.

                  Condensed Statements of Cash Flows, Continued

                                                                        1997           1996
                                                                        ----           ----
                                                                            (Unaudited)
Cash flows from financing activities:
    Net proceeds from (repayments on) note payable to bank              (240,000)      315,000
    Repayments on other note payable                                     (50,000)     -
    Repayments on long-term debt                                         (55,002)      (55,191)
    Repayments on capital lease obligations                              (91,143)      (36,799)
    Proceeds from sale of common stock                                    14,113      -
                                                                        --------      --------
               Net cash provided by (used in) financing activities      (422,032)      223,010
                                                                        --------      --------
               Net decrease in cash and cash equivalents                    (383)     (207,853)

Cash and cash equivalents at beginning of the period                      65,069       211,426
                                                                        --------      --------
Cash and cash equivalents at end of the period                         $  64,686         3,573
                                                                        ========      =========
Supplemental  disclosures of cash flow information:
  Cash paid during the period  for:
       Interest                                                        $  65,495       232,401
                                                                        ========      =========
       Income taxes                                                    $ 315,000       280,521
                                                                        ========      =========
Supplemental disclosure of noncash investing and financing
   activities:
       The Company entered into a capital lease  agreement for
         office  equipment totaling $116,695 for the period ended
         March 31, 1997.

See accompanying notes to condensed financial statements.

                         PARAVANT COMPUTER SYSTEMS, INC.

                     Notes to Condensed Financial Statements

                             March 31, 1997 and 1996

(1)   BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements of Paravant Computer Systems, Inc. (the "Company" or "Paravant"), have been prepared in accordance with the instructions and requirements of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

(2)   INVENTORY

      The following is a summary of inventory at March 31, 1997:

         Raw materials                                       $ 2,626,653
         Work in process                                         736,578
         Finished goods                                          264,636
                                                               ---------
                                                               3,627,867
         Reserve for obsolete inventory                          (75,577)
                                                               ---------
                                                             $ 3,552,290
                                                              ==========


                                                                 (Continued)
                                       8

                         PARAVANT COMPUTER SYSTEMS, INC.

                     Notes to Condensed Financial Statements

(3)   STOCK OPTIONS

      On November 29, 1996, the Company granted options under its incentive stock option plan to employees to purchase 208,000 shares of the Company's common stock at an exercise price of $5.125 per share, which was the market price of the shares at the date of issuance.

      On February 27, 1997, the Company granted options under its nonemployee director stock option plan to purchase 15,000 shares of the Company's common stock at an exercise price of $6.00 per share, which was the market price of the shares at the date of issuance.

(4)   EARNINGS (LOSS) PER SHARE

      Earnings (loss) per share have been computed by dividing net income (loss) by the weighted average number of common shares outstanding. The weighted average number of shares outstanding have been determined assuming shares and options issued subsequent to March 31, 1997 were outstanding for the periods presented. When dilutive, stock options and warrants are included as common share equivalents using the treasury stock method. Fully diluted earnings per common share amounts did not differ from amounts computed under the primary computation for the periods ended March 31, 1997 and 1996.


(5)   FUTURE APPLICATION OF ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." Statement 128 supersedes APB Opinion No. 15, "Earnings per Share," and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS. It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

      Statement 128 is effective for financial statments for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior EPS data presented shall be restated to conform with Statement 128. The Company does not expect the adoption of Statement 128 to have a material impact on the EPS data that has been presented.

(6)   SUBSEQUENT EVENT

      In April 1997, the Company renegotiated the terms of its line of credit arrangement with a bank. Under the new terms, all borrowings bear interest at the bank's prime rate or at the 30 or 60 day LIBOR plus 2.70%.

ITEM 2. Management's Discussion and Analysis of Operations

RESULTS OF OPERATIONS

Three months ended March 31, 1997 vs. March 31, 1996

        Revenues for the quarter ended March 31, 1997 were $3,196,218, an increase of $2,236,610 or 233% over the quarter ended March 31, 1996 revenues of $959,608. This increase is primarily due to Paravant's strong backlog ($11,046,871 at March 31, 1997) and continued full scale production deliveries to Raytheon in support of the U.S. Marine Corps HAWK/AVENGER Air Defense missile system upgrade and additional requirements of Lockheed Martin's Enhanced Diagnostic Aid ("EDNA") systems for use by the U.S. Air Force on F-16 Fighter Aircraft.

        Gross profit was Sl,530,456 for the quarter ended March 31, 1997, or 48% of sales, compared to $133,876 or 14% of sales in the quarter ended March 31, 1996, a total increase of $1,396,580 or 1,043%. This increase in gross profitability reflects a return to the Company's annual historic gross profit levels (45% and 46% for the fiscal years ended September 30, 1996 and 1995, respectively) as compared to the low revenue levels and related adverse manufacturing variances associated with the very low levels of operations, in the quarter ended March 31, 1996.

        Selling and administrative expenses of $1,169,938 in the quarter ended March 31, 1997, increased by $687,750 or 143% from the quarter ended March 31, 1996 expenses of $482,188. As a percentage of sales, selling and administrative expenses were 37% and 50% in the quarters ended March 31, 1997 and 1996, respectively. The increased selling and administrative costs are due primarily to increased sales commissions directly attributable to the increased sales discussed earlier herein, increased professional fees and increased expenditures for Research and Development.

        Income from operations improved to $360,518 for the quarter ended March 31, 1997 from a loss of $(348,312) in the quarter ended March 31, 1996, an improvement of $708,830. As a percentage of sales, income from operations improved to 11% in the quarter ended March 31, 1997 from a loss of (36%) in the quarter ended March 31, 1996. The improvement in income/(loss) from operations overall resulted primarily from increased revenues and gross profits, offset in part by increased selling and administrative expenses as discussed above.

        Interest expense for the quarter ended March 31, 1997 was reduced by $75,977 or 78% to $21,080 compared to $97,057 in the quarter ended March 31, 1996. As a percentage of sales, interest expense decreased to 1% in the quarter ended March 31, 1997 from 10% in the quarter ended March 31, 1996. This decrease is due to a significant decline in outstanding credit balances made possible by application of a portion of the proceeds of the Company's initial public offering of securities in June, 1996 (IPO).

        As a result, the Company's net income improved by 184% to $232,908 in the quarter ended March 31, 1997 when compared to a loss of $(277,837) in 1996 an increase of $510,745 in total. Net income as a percentage of sales was 7% in the quarter ended March 31, 1997 and net loss as a percentage of sales was (29%) in the quarter ended March 31, 1996. The improvement in net income overall resulted primarily from increased revenue and gross profits, offset in part by increased selling and administrative expenses as discussed above.

Six months ended March 31, 1997 vs. March 31, 1996

       Revenues for the six months ended March 31, 1997 were $5,127,310, an increase of $3,402,248 or 197% over the six months ended March 31, 1996 revenues of S1,724,882. This increase is primarily due to Paravant's strong backlog ($11,046,871 at March 31, 1997) and continued full scale production deliveries to Raytheon in support of the U.S. Marine Corps HAWK/AVENGER Air Defense missile system upgrade and additional requirements of Lockheed Martin's Enhanced Diagnostic Aid ("EDNA") systems for use by the U.S. Air Force on F-16 Fighter Aircraft.

        Gross profit was $2,407,421 for the six months ended March 31, 1997, or 47% of sales, compared to $592,971 or 34% of sales in the six months ended March 31, 1996, a total increase of $1,814,450 or 306%. This increase in gross profitability reflects a return to the Company's annual historic gross profit levels (45% and 46% for the fiscal years ended September 30, 1996 and 1995, respectively) as compared to the low revenue levels and related adverse manufacturing variances associated with the very low levels of operations in the six months ended March 31, 1996.

        Selling and administrative expenses of $2,167,921 in the six months ended March 31, 1997, increased by $759,264 or 54% from the six months ended March 31, 1996 expenses of $1,408,657. As a percentage of sales, selling and administrative expenses were 42% and 82% in the six months ended March 31, 1997 and 1996, respectively. The increased selling and administrative costs are due primarily to increased sales commissions directly attributable to the increased sales discussed earlier herein, increased professional fees and increased expenditures for Research and Development.

        Income from operations improved to $239,500 for the six months ended March 31, 1997 from a loss of $(815,686) in the six months ended March 31, 1996, an improvement of $1,055,186. As a percentage of sales, income from operations improved to 5% in the six months ended March 31, 1997 from a loss of (47%) in the six months ended March 31, 1996. The improvement in income/(loss) from operations overall resulted primarily from increased revenues and gross profits, offset in part by increased selling and administrative expenses as discussed above.

        Interest expense for the six months ended March 31, 1997 was reduced by $156,909 or 71% to $65,293 compared to $222,202 in the six months ended March 31, 1996. As a percentage of sales, interest expense decreased to 1% in the six months ended March 31, 1997 from 13% in the six months ended March 31, 1996. This decrease is due to a significant decline in outstanding credit balances made possible by the proceeds of the Company's IPO in June, 1996.

        As a result, the Company's net income improved by 119% to $125,349 in the six months ended March 31, 1997 when compared to a net loss of $(648,176) in 1996 an increase of $773,525 in total. Net income as a percentage of sales was 2% in the six months ended March 31, 1997 and net loss as a percentage of sales was (38%) in the six months ended March 31, 1996. The improvement in net income overall resulted primarily from increased revenue and gross profits, offset in part by increased selling and administrative expenses as discussed above.

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

        The Company has a secured revolving credit arrangement with National City Bank in Dayton, Ohio (the "Bank") for a credit line of up to $4,000,000 that is due on demand and bears interest at the prime rate, or 30 or 60 day LIBOR rates plus 2.70%. All borrowings are collateralized by accounts receivable, inventory and equipment. As of March 31, 1997, an aggregate of $300,000 was outstanding under this arrangement. The Company intends to maintain this arrangement with the Bank for the foreseeable future, although there can be no assurance that the Bank will not in the future demand repayment of any amounts then outstanding under its loan arrangement. The Company also has a secured term loan provided by the Bank bearing interest at a rate adjusted monthly to prime plus 1.5% at March 31, 1997. Monthly principal payments of $9,167 are due through October 1998. All borrowings thereunder are secured by a lien on accounts receivable, inventory and equipment. As of March 31, 1997, there was approximately $174,153 outstanding under this arrangement with the Bank. The Company also has capital lease obligations of $192,679 at March 31, 1997. These capital lease obligations bear interest rates of 1.25% to 1.50% over the prime rate and are expected to be satisfied within 3 years.

        As of March 31, 1997, the Company also has a note payable to the Bank in an aggregate principal amount of $500,000, bearing interest at the prime rate, which note is due and payable in March 1998. On April 22, 1997, this note was paid in full.

        In August 1995, the Company borrowed $400,000 pursuant to bridge notes ("Notes") from a group of private investors at an annual interest rate of 6%. In addition, the Company sold to the same investors warrants to purchase 480,000 shares of Common Stock, exercisable until June 3, 2001 at an exercise price of $2.00 per share. The Notes, which bear interest at 6%, have an outstanding balance of $5O,000 at March 31, 1997.

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

        The Company's operating cash flow was $809,662 for the six months ended March 31, 1997. The improvement in the Company's operating cash flow results primarily from improved net income as more fully described in Management's Discussion and Analysis of Operations for the three and six months ended
March 31, 1997 and improved working capital as more fully presented in the Condensed Statments of Cash Flows for the same period. Negative cash flows for the years ended September 30, 1996 and 1995, $(1,426,090) and $(298,577),
respectively, were primarily associated with general increases in inventory levels and temporary increases associated with accounts receivable, all in support of the Company's rapid increase in operations reflected by the growth in annual revenues from $4,621,527 in fiscal 1993 to $10,495,063 in fiscal 1996, an increase of almost 127%. In addition, the Company invested $281,109 in the six months ended March 31, 1997, $127,352 in fiscal 1996 and $60,350 in fiscal l995 to acquire manufacturing equipment also in support of these expanded operating levels.

        Due to the Company's orders related to U.S. Department of Defense procurements, the operations of the Company have been cyclical and has historically resulted in a significant increase in deliveries and revenues in the fourth quarter of its fiscal year ending on September 30. Due to the Company's strong backlog and increased revenues, this cycle is less significant in first six months of the current fiscal year, resulting in a significant improvement in cash provided from operations, as discussed earlier herein and less significant changes in inventory levels than the prior period.

        As of March 31, 1997, management believes inventory balances are not in excess of requirements for deliveries and normal minimum stocking levels.

        Generally, accounts receivable at the end of each quarter are collected within the following quarter. However, the Company's major customer, Raytheon, has traditionally averaged approximately 80 to 100 days in satisfaction of outstanding accounts receivable balances. This situation is improving through negotiation with Raytheon, and Management believes that average outstanding balances will be reduced to more traditional levels approximating 45 days, in the future although there can be no assurance of such. The Company's total outstanding account receivable balance of $5,042,475 at March 31, 1997 has been subsequently reduced by approximately $2,900,000 in cash collections. Notwithstanding this condition, the Company has not been required to write off any significant bad debt in the past, and management does not believe that any significant accounts receivable at March 31, 1997 are likely to be uncollectible.

        As of March 31, 1997 and 1996, the Company's backlog was $11,046,871 and $6,161,843, respectively, consisting of firm fixed price purchase orders. All of these purchase orders are expected to generate profits within the Company's historical levels and the Company believes that the completion of the orders comprising its backlog, and any new orders which may be accepted by the Company in the future, should not result in additional liquidity pressures which cannot be addressed in a manner consistent with the Company's past practices. The Company presently expects to manufacture and deliver most of the products in backlog within the next 12 months.

        The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that the proceeds of the IPO, which was consummated in June 1996, together with estimated working capital from operations and other sources of funds, will be adequate to sustain operations for at least a 24-month period after the IPO. As the Company continues to grow, additional bank borrowings, other debt placements and equity offerings may be considered, in part or in combination, as the situation warrants. In addition, in the event the Company's plans change or its assumptions change or prove to be inaccurate, or if projected cash flow otherwise proves insufficient to fund operations, the Company might need to seek other sources of financing to conduct its operations. There can be no assurance that any such other sources of financing would be available when needed, on commercially reasonable terms, or at all.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on February 27, 1997. At the Annual Meeting, the shareholders of the Company voted upon the election of five directors, with all five nominees being elected. The election of directors was the only matter voted upon at the Annual Meeting, with the votes being cast as set forth below. No other director's term of office continued after the Annual Meeting.


                        NUMBER OF VOTES     NUMBER OF VOTES
NAME                         FOR                WITHHELD
                        ---------------     ---------------
Krishan K. Joshi           7,531,419            19,230
Richard P. McNeight        7,531,419            18,630
William R. Craven          7,531,419            18,630
James E. Clifford          7,531,419            18,630
Michael F. Maguire         7,531,419            18,630


Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits

    10         Letter agreement dated April 18, 1997 between the Registrant and
               National City Bank, Dayton.

    11         Statement re: computation of per share earnings (not required because the relevant computation can be clearly determined from material contained in the financial statements).

    27         Financial Data Schedule

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1997.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 PARAVANT COMPUTER SYSTEMS, INC.




Date:  May 14, 1997                                   By /s/ Kevin J. Bartczak
                                                      --------------------------
                                                      Kevin J. Bartczak, Vice
                                                      President, Treasurer and
                                                      Chief Financial Officer
                                                      (as both a duly authorized
                                                      officer of Registrant and
                                                      as principal financial
                                                      officer of Registrant)