Form 10QSB
period 1997-06-30
PARAVANT COMPUTER SYSTEMS INC /FL/
filed 1997-08-14
CIK 944405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1997

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

                    At August 11, 1997, there were outstanding 7,993,652
                     shares of Common Stock, $.015 par value per share.

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

Condensed Balance Sheet - June 30, 1997...................................................... 2

Condensed Statements of Earnings for the three months ended June 30,
  1997 and 1996.............................................................................. 4

Condensed Statements of Earnings for the nine months ended June 30,
  1997 and 1996.............................................................................. 5

Condensed Statements of Cash Flows for the nine months
  ended June 30, 1997 and 1996............................................................... 6

Notes to Condensed Financial Statements...................................................... 8

Item 2.        Management's Discussion and Analysis of Operations............................ 11

PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.............................................. 16

SIGNATURES................................................................................... 17


PART I - FINANCIAL INFORMATION


                         PARAVANT COMPUTER SYSTEMS, INC.

                             Condensed Balance Sheet

                                  June 30, 1997
                                   (UNAUDITED)

                                     ASSETS

Current assets:
  Cash and cash equivalents                                                       $    424,742
  Accounts receivable, net                                                           3,536,841
  Employee receivables and advances                                                     21,815
  Inventory (note 2)                                                                 3,985,306
  Prepaid expenses                                                                     114,169
  Deferred income taxes                                                                167,047
                                                                                  ------------
          Total current assets                                                       8,249,920

Property, plant and equipment, net                                                     790,501

Intangible assets, net                                                                  72,750

Demonstration pool and custom mold, net                                                357,635

Other assets                                                                           100,999

                                                                                  ------------
                                                                                  $  9,571,805
                                                                                  ------------
                                                                                  ------------


See accompanying notes to condensed financial statements

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                       (UNAUDITED)

Current liabilities:
    Other note payable                                                                $     50,000
    Current maturities of long-term debt                                                   110,004
    Current maturities of capital lease obligations                                        144,533
    Accounts payable                                                                       613,468
    Accrued commissions                                                                    339,616
    Accrued expenses                                                                       573,913
    Accrued incentive compensation                                                         136,488
    Income taxes payable                                                                    45,372
                                                                                       -----------
             Total current liabilities                                                   2,013,394

Long-term debt, less current maturities                                                     36,648
Capital lease obligations, less current maturities                                          96,355
Deferred income taxes                                                                        7,657
                                                                                       -----------
             Total liabilities                                                           2,154,054
                                                                                       -----------

Stockholders' equity:

    Preferred stock, par value $.01 per share.  Authorized 2,000,000
        shares, none issued                                                               -
    Common stock, par value $.015 per share. Authorized 30,000,000
        shares, issued and outstanding 7,993,652 shares                                    119,449
    Additional paid-in capital                                                           5,066,068
    Retained earnings                                                                    2,232,234
                                                                                      ------------
             Total stockholders' equity                                                  7,417,751

                                                                                      ------------
                                                                                      $  9,571,805
                                                                                      ------------
                                                                                      ------------

                         PARAVANT COMPUTER SYSTEMS, INC.

                        Condensed Statements of Earnings

                For the three months ended June 30, 1997 and 1996

                                                                            (UNAUDITED)
                                                                        1997           1996
                                                                        ----           ----
Revenues                                                             $ 3,069,223     1,957,228

Cost of revenues                                                       1,657,386     1,121,953
                                                                     -----------     ---------
             Gross profit                                              1,411,837       835,275

Selling and administrative expense                                     1,048,838       906,425
                                                                     -----------     ---------
             Income (loss) from operations                               362,999       (71,150)

Other income (expense):

    Interest expense                                                     (17,952)     (107,023)
    Miscellaneous                                                          4,897       (30,640)
                                                                     -----------     ----------
             Income (loss) before income taxes                           349,944      (208,813)

Income tax benefit (expense)                                            (123,618)       72,701
                                                                     -----------     ----------
             Net income (loss)                                       $   226,326      (136,112)
                                                                     -----------     ----------
                                                                     -----------     ----------

Weighted average number of shares outstanding                         12,806,956     4,883,333
                                                                     -----------     ----------
                                                                     -----------     ----------
Earnings (loss) per share                                            $       .03          (.03)
                                                                     -----------     ----------
                                                                     -----------     ----------


See accompanying notes to condensed financial statements.

                         PARAVANT COMPUTER SYSTEMS, INC.

                        Condensed Statements of Earnings

                For the nine months ended June 30, 1997 and 1996

                                                                            (UNAUDITED)
                                                                        1997           1996
                                                                        ----           ----

Revenues                                                             $ 8,196,533     3,682,110

Cost of revenues                                                       4,377,275     2,253,864
                                                                     -----------     ---------
             Gross profit                                              3,819,258     1,428,246

Selling and administrative expense                                     3,216,759     2,315,082
                                                                     -----------     ---------
             Income (loss) from operations                               602,499      (886,836)

Other income (expense):

    Interest expense                                                     (83,245)     (329,225)
    Miscellaneous                                                         23,120       (32,646)
                                                                     -----------    ----------
             Income (loss) before income taxes                           542,374    (1,248,707)

Income tax benefit (expense)                                            (190,699)      463,769
                                                                     -----------    ----------
             Net income (loss)                                       $   351,675      (784,938)
                                                                     -----------    ----------
                                                                     -----------    ----------

Weighted average number of shares outstanding                         12,806,956     4,883,333
                                                                     -----------    ----------
                                                                     -----------    ----------
Earnings (loss) per share                                            $       .04          (.16)
                                                                     -----------    ----------
                                                                     -----------    ----------


See accompanying notes to condensed financial statements.

                         PARAVANT COMPUTER SYSTEMS, INC.

                       Condensed Statements of Cash Flows

                For the nine months ended June 30, 1997 and 1996

                                                                            (UNAUDITED)
                                                                        1997           1996
                                                                        ----           ----
Cash flows from operating activities:
    Net income (loss)                                              $     351,675      (784,938)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:

         Depreciation and amortization                                   332,347       165,671
         Deferred income taxes                                           (27,320)     (463,769)
         Increase (decrease) in cash caused by change in:
            Accounts receivable                                        3,624,351     2,384,843
            Employee receivables and advances                             51,687         2,851
            Inventory                                                 (1,481,414)   (1,438,312)
            Costs and estimated earnings in excess of billings on
               uncompleted contracts                                    -              322,071
            Prepaid expenses                                              27,022        12,685
            Income taxes receivable                                     -              (11,017)
            Other assets                                                 (84,863)       (6,172)
            Accounts payable                                            (430,263)     (805,188)
            Accrued commissions                                         (109,635)     (169,951)
            Accrued expenses                                             143,013      (132,622)
            Accrued incentive compensation                                (3,512)     -
            Income taxes payable                                        (289,621)     (317,665)
                                                                       ---------     ---------
               Net cash provided by (used in) operating activities     2,103,467    (1,241,513)
                                                                       ---------     ---------
Cash flows from investing activities:
    Acquisitions of property, plant and equipment                       (347,805)      (57,617)
    Acquisitions of demonstration pool and custom mold                  (117,725)      (59,249)
    Acquisition of rights                                                 (5,000)     -
                                                                        --------      --------
               Net cash used in investing activities                    (470,530)     (116,866)
                                                                        --------      --------
                                                                            (Continued)

                        PARAVANT COMPUTER SYSTEMS, INC.

                                                                            (UNAUDITED)
                                                                        1997           1996
                                                                        ----           ----
Cash flows from financing activities:
    Repayments on long-term debt                                        (582,503)      (82,692)
    Repayments on other note payable                                     (50,000)     (275,000)
    Repayments of note payable to bank                                  (540,000)   (2,960,000)
    Repayments on capital lease obligations                             (120,992)      (50,189)
    Proceeds from sale of common stock                                    20,231     4,591,556
                                                                     -----------     ---------
               Net cash provided by (used in) financing activities    (1,273,264)    1,223,675
                                                                     -----------     ---------
               Net increase (decrease) in cash and cash equivalents      359,673      (134,704)

Cash and cash equivalents at beginning of the period                      65,069       211,426
                                                                     -----------     ---------
Cash and cash equivalents at end of the period                       $   424,742        76,722
                                                                     -----------     ---------
                                                                     -----------     ---------

Supplemental disclosures of cash flow information:
    Cash paid during the period for:

       Interest                                                      $    85,663       329,225
                                                                     -----------     ---------
                                                                     -----------     ---------
       Income taxes                                                  $   460,327        28,406
                                                                     -----------     ---------
                                                                     -----------     ---------
Supplemental disclosure of noncash investing and financing
    activities:

       The Company entered into capital lease agreements for office equipment and furniture totaling $194,753 and $27,371 during the nine months ended June 30, 1997 and 1996, respectively.

       The Company converted $500,000 of its notes payable to bank to long-term debt during the nine months ended
         June 30, 1996.

See accompanying notes to condensed financial statements.

                         PARAVANT COMPUTER SYSTEMS, INC.

                     Notes to Condensed Financial Statements

                             June 30, 1997 and 1996

(1)   BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements of Paravant Computer Systems, Inc. (the "Company" or "Paravant") have been prepared in accordance with the instructions and requirements of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal years.

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

(2)   INVENTORY

      The following is a summary of inventory at June 30, 1997:

         Raw materials                                              $2,618,244
         Work in process                                             1,188,130
         Finished goods                                                254,509
                                                                    ----------
                                                                     4,060,883
         Reserve for obsolete inventory                                (75,577)
                                                                    ----------
                                                                    $3,985,306
                                                                    ----------
                                                                    ----------


                                                                   (Continued)

                         PARAVANT COMPUTER SYSTEMS, INC.

                     Notes to Condensed Financial Statements

(3)   NOTE PAYABLE TO BANK

      In April 1997, the Company renegotiated the terms of its line of credit arrangement with a bank. Under the new terms, all borrowings bear interest at the bank's prime rate, or at the 30 or 60 day LIBOR plus 2.70%.

(4)   STOCK OPTIONS

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

(5)   EARNINGS (LOSS) PER SHARE

      Earnings (loss) per share have been computed by dividing net income (loss) by the weighted average number of common shares outstanding. The weighted average number of shares outstanding have been determined assuming shares and options issued subsequent to June 30, 1997 were outstanding for the periods presented. When dilutive, stock options and warrants are included as common share equivalents using the treasury stock method. Fully diluted earnings per common share amounts did not differ from amounts computed under the primary computation for the periods ended June 30, 1997 and 1996.

                                                                     (Continued)

                         PARAVANT COMPUTER SYSTEMS, INC.

                     Notes to Condensed Financial Statements

(6)   FUTURE APPLICATION OF ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Statement No. 128 supersedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS. It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

      Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior EPS data presented shall be restated to conform with Statement 128. The Company does not expect the adoption of Statement 128 to have a material impact on the EPS data that has been presented.

Item 2. Management's Discussion and Analysis of Operations

RESULTS OF OPERATIONS


Three months ended June 30, 1997 vs. June 30, 1996

     Revenues for the three months ended June 30, 1997 were $3,069,223, an increase of $1,111,995 or 57% over the three months ended June 30, 1996 revenues of $1,957,228. This increase is primarily due to Paravant's strong backlog ($9,099,394 at June 30, 1997) and continued full scale production deliveries to Raytheon in support of the U.S. Marine Corps HAWK/AVENGER Air Defense missile system upgrade and additional requirements of Lockheed Martin's Enhanced Diagnostic Aid ("EDNA") systems for use by the U.S. Air Force on F-16 Fighter Aircraft.

     Gross profit was $1,411,837 for the three months ended June 30, 1997, or 46% of sales, compared to $835,275 or 43% of sales in the three months ended June 30, 1996, a total increase of $576,562 or 69%. This increase in gross profitability results primarily from the increased revenues discussed above.

     Selling and administrative expenses of $1,048,838 in the three months ended June 30, 1997, increased by $142,413 or 16% from the three months ended June 30, 1996 expenses of $906,425. As a percentage of sales, selling and administrative expenses were 34% and 46% in the three months ended June 30, 1997 and 1996, respectively. The increased selling and administrative costs are due primarily to increased sales commissions directly attributable to the increased sales discussed earlier herein, increased professional fees and increased expenditures for research and development.

     Income from operations improved to $362,999 for the three months ended June 30, 1997 from a loss of $(71,150) in the three months ended June 30, 1996, an improvement of $434,149. As a percentage of sales, income from operations improved to 12% in the three months ended June 30, 1997 from a loss of (4%) in the three months ended June 30, 1996. The improvement in income (loss) from operations overall resulted primarily from increased revenues and gross profits, offset in part by increased selling and administrative expenses as discussed above.

     Interest expense for the three months ended June 30, 1997 was reduced by $89,071 or 83% to $17,952 compared to $107,023 in the three months ended June 30, 1996. As a percentage of sales, interest expense decreased to 1% in the three months ended June 30, 1997 from 5% in the three months ended June 30, 1996. This decrease is due to a significant decline in outstanding credit balances made possible by application of a portion of the proceeds of the Company's initial public offering of securities (IPO) in June, 1996.

     As a result, the Company's net income improved by 266% to $226,326 in the three months ended June 30, 1997 when compared to a loss of $(136,112) in 1996, an increase of $362,438 in total. Net income as a percentage of sales was 7% in the three months ended June 30, 1997 and net loss as a percentage of sales was (7%) in the three months ended June 30, 1996. The improvement in net income overall resulted primarily from increased revenue, gross profits and reduced interest expense, offset in part by increased selling and administrative expenses as discussed above.

Nine months ended June 30, 1997 vs. June 30, 1996

     Revenues for the nine months ended June 30, 1997 were $8,196,533, an increase of $4,514,423 or 123% over the nine months ended June 30, 1996 revenues of $3,682,110. This increase is primarily due to Paravant's strong backlog ($9,099,394 at June 30, 1997) and continued full scale production deliveries to Raytheon in support of the U.S. Marine Corps HAWK/AVENGER Air Defense missile system upgrade and additional requirements of Lockheed Martin's EDNA systems for use by the U.S. Air Force on F-16 Fighter Aircraft.

     Gross profit was $3,819,258 for the nine months ended June 30, 1997, or 47% of sales, compared to $1,428,246 or 39% of sales in the nine months ended
June 30, 1996, a total increase of $2,391,012 or 167%. This increase in gross profitability results primarily from the increased revenues discussed above.

     Selling and administrative expenses of $3,216,759 in the nine months ended June 30, 1997, increased by $901,667 or 39% from the nine months ended June 30, 1996 expenses of $2,315,082. As a percentage of sales, selling and administrative expenses were 39% and 63% in the nine months ended June 30, 1997 and 1996, respectively. The increased selling and administrative costs are due primarily to increased sales commissions directly attributable to the increased sales discussed earlier herein, increased professional fees and increased expenditures for research and development.

     Income from operations improved to $602,499 for the nine months ended June 30, 1997 from a loss of $(886,836) in the nine months ended June 30, 1996, an improvement of $1,489,335. As a percentage of sales, income from operations improved to 7% in the nine months ended June 30, 1997 from a loss of (24%) in the nine months ended June 30, 1996. The improvement in income (loss) from operations overall resulted primarily from increased revenues and gross profits, offset in part by increased selling and administrative expenses as discussed above.

     Interest expense for the nine months ended June 30, 1997 was reduced by $245,980 or 75% to $83,245 compared to $329,225 in the nine months ended June 30, 1996. As a percentage of sales, interest expense decreased to 1% in the nine months ended June 30, 1997 from 9% in the nine months ended June 30, 1996. This decrease is due to a significant decline in outstanding credit balances made possible by the proceeds of the Company's IPO in June, 1996.

     As a result, the Company's net income improved by 141% to $351,675 in the nine months ended June 30, 1997 when compared to a net loss of $(784,938) in 1996, an increase of $1,136,613 in total. Net income as a percentage of sales was 4% in the nine months ended June 30, 1997 and net loss as a percentage of sales was (21%) in the nine months ended June 30, 1996. The improvement in net income overall resulted primarily from increased revenue, gross profits and reduced interest expense, offset in part by increased selling and administrative expenses as discussed above.

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

     The Company has a secured revolving credit arrangement with National City Bank in Dayton, Ohio (the "Bank") for a credit line of up to $4,000,000 that is due on demand and bears interest at the prime rate, or 30 or 60 day LIBOR rates plus 2.70%. All borrowings are collateralized by accounts receivable, inventory and equipment. As of June 30, 1997, there were no borrowings outstanding under this arrangement. The Company intends to maintain this arrangement with the Bank for the foreseeable future, although there can be no assurance that the Bank will not in the future demand repayment of any amounts then outstanding under its loan arrangement. The Company also has a secured term loan provided by the Bank bearing interest at a rate adjusted monthly to prime plus 1.5% at June 30, 1997. Monthly principal payments of $9,167 are due through October 1998. All borrowings thereunder are secured by a lien on accounts receivable, inventory and equipment. As of June 30, 1997, there was $146,652 outstanding under this arrangement with the Bank. The Company also has capital lease obligations of $240,888 at June 30, 1997. These capital lease obligations bear interest rates of 1.25% to 1.50% over the prime rate and are expected to be satisfied within 3 years.

     On April 22, 1997, the Company prepaid a note payable to the Bank in an aggregate principal amount of $500,000. Such note bore interest at the prime rate, and was scheduled to be due and payable in March 1998.

     In August 1995, the Company borrowed $400,000 pursuant to bridge notes ("Notes") from a group of private investors at an annual interest rate of 6%. In addition, the Company sold to the same investors warrants to purchase 480,000 shares of Common Stock, exercisable until June 3, 2001 at an exercise price of $2.00 per share. The Notes, which bear interest at 6%, have an outstanding balance of $50,000 at June 30, 1997.

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

     The Company's operating cash flow was $2,103,467 for the nine months ended June 30, 1997. The improvement in the Company's operating cash flow resulted primarily from improved net income as more fully described under "Results of Operations" herein for the three and nine months ended June 30, 1997 and improved working capital as more fully presented in the Condensed Statements of Cash Flows for the same period. Negative cash flows for the years ended September 30, 1996 and 1995, ($1,426,090) and $(298,577), respectively, were primarily associated with general increases in inventory levels and temporary increases associated with accounts receivable, all in support of the Company's rapid increase in operations reflected by the growth in annual revenues from $4,621,527 in fiscal 1993 to $10,495,063 in fiscal 1996, an increase of almost 127%. In addition, the Company invested $347,805 in the nine months ended June 30, 1997, $127,352 in fiscal 1996 and $60,350 in fiscal 1995 to acquire manufacturing equipment also in support of these expanded operating levels.

     Due to the Company's orders related to U.S. Department of Defense procurements, the operations of the Company have been cyclical and have historically resulted in a significant increase in deliveries and revenues in the fourth quarter of its fiscal year ending on September 30. Due to the Company's strong backlog and increased revenues, this cycle is less significant in the first nine months of the current fiscal year, resulting in a significant improvement in cash provided from operations, as discussed earlier herein, and less significant changes in inventory levels than the prior period.

     As of June 30, 1997, management believes inventory balances are not in excess of requirements for deliveries and normal minimum stocking levels.

     Generally, accounts receivable at the end of each quarter are collected within the following quarter. However, the Company's major customer, Raytheon, has traditionally averaged approximately 80 to 100 days in satisfaction of outstanding accounts receivable balances. This situation is improving through negotiation with Raytheon, and Management believes that average outstanding balances will be reduced to more traditional levels in the future, although there can be no assurance of such. The Company's total outstanding account receivable balance of $3,536,841 at June 30, 1997 has been subsequently reduced by approximately $779,289 in cash collections. Notwithstanding this condition, the Company has not been required to write off any significant bad debt in the past, and management does not believe that any significant accounts receivable at June 30, 1997 are likely to be uncollectible.

     As of June 30, 1997 and 1996, the Company's backlog was $9,099,394 and $4,507,747, respectively, consisting of firm fixed price purchase orders. All of these purchase orders are expected to generate profits within the Company's historical levels and the Company believes that the completion of the orders comprising its backlog, and any new orders which may be accepted by the Company in the future, should not result in additional liquidity pressures which cannot be addressed in a manner consistent with the Company's past practices. The Company presently expects to manufacture and deliver most of the products in backlog within the next 12 months.

     The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that the proceeds of the IPO, which was consummated in June 1996, together with estimated working capital from operations and other sources of funds, will be adequate to sustain operations for at least twelve months. As the Company continues to grow, additional bank borrowings, other debt placements and equity offerings may be considered, in part or in combination, as the situation warrants. In addition, in the event the Company's plans change or its assumptions change or prove to be inaccurate, or if projected cash flow otherwise proves insufficient to fund operations, the Company might need to seek other sources of financing to conduct its operations. There can be no assurance that any such other sources of financing would be available when needed, on commercially reasonable terms, or at all.

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

PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits



   27         Finanical Data Schedule

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1997.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 PARAVANT COMPUTER SYSTEMS, INC.




Date:  August 13, 1997                                By /s/ Kevin J. Bartczak
                                                      --------------------------
                                                      Kevin J. Bartczak, Vice
                                                      President, Treasurer and
                                                      Chief Financial Officer
                                                      (as both a duly authorized
                                                      officer of Registrant and
                                                      as principal financial
                                                      officer of Registrant)