Form 10KSB
period 1997-09-30
PARAVANT COMPUTER SYSTEMS INC /FL/
filed 1997-12-29
CIK 944405

________________________________________________________________________________
________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB
                 [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                                       OR
               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
  FOR THE TRANSITION PERIOD FROM                     TO
                        COMMISSION FILE NUMBER: 0-28114

                            ------------------------

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                            ------------------------

                         COMMON STOCK, $.015 PAR VALUE
                                (TITLE OF CLASS)

                  REDEEMABLE WARRANTS TO PURCHASE COMMON STOCK
                                (TITLE OF CLASS)

                            ------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]  No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $13,209,541.

     The aggregate market value of voting stock held by non-affiliates of the registrant on December 15, 1997 was approximately $17,218,191. On such date, the closing price of the issuer's common stock was $3.50 per share. Solely for the purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the issuer that beneficially own more than 10% of the issuer's voting stock have been excluded, except such shares, if any, with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the issuer that such individuals are, in fact, affiliates of the registrant.

     The number of shares of the registrant's Common Stock, $.015 par value, outstanding on December 15, 1997 was 7,993,652.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on March 12, 1998 are incorporated by reference in
Part III. The Company's Proxy Statement will be filed within 120 days after September 30, 1997.

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

________________________________________________________________________________
________________________________________________________________________________

                        PARAVANT COMPUTER SYSTEMS, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----

PART I
     Item  1.    Description of Business...................................................................     3
     Item  2.    Description of Property...................................................................    16
     Item  3.    Legal Proceedings.........................................................................    16
     Item  4.    Submission of Matters to a Vote of Security Holders.......................................    17

PART II
     Item  5.    Market for Common Equity and Related Stockholder Matters..................................    17
     Item  6.    Management's Discussion and Analysis of Financial Condition and Results of Operation......    18
     Item  7.    Financial Statements......................................................................    21
     Item  8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......    21

PART III
     Item  9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
                   16(a) of the Exchange Act...............................................................    22
     Item 10.    Executive Compensation....................................................................    22
     Item 11.    Security Ownership of Certain Beneficial Owners and Management............................    22
     Item 12.    Certain Relationships and Related Transactions............................................    22
     Item 13.    Exhibits and Reports on Form 8-K..........................................................    22

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Paravant Computer Systems, Inc. (the 'Company', 'Paravant' or 'PCS') is a manufacturer of ruggedized, portable computers and communications interfaces utilized in outdoor and medical settings. Paravant also offers extensive customization services to modify its standard products to the specific needs of end users. The Company's laptop and hand-held processors are designed and built to function in adverse environments under harsh weather, climate and operational conditions. Insulated from temperature extremes, flying debris, shock, vibration, moisture and humidity, its products have a reputation for high-level performance and reliability in difficult circumstances. The Company's products are sold to U.S. and foreign military establishments, other government agencies and commercial enterprises.

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

     The Company, which was incorporated under the laws of the State of Florida in June 1982, consummated in June 1996 an initial public offering (the 'IPO') of 1,150,000 shares (before giving effect to the Stock Split (as defined below)) of common stock, par value $.045 per share ('Common Stock'), and 1,610,000 redeemable warrants (before giving effect to the Warrant Split (as defined below)), each to purchase one share of Common Stock (the 'Warrants').

     On July 25, 1996, the Company effected a three-for-one stock split (the 'Stock Split'). In connection with the Stock Split, the Company amended its Articles of Incorporation to decrease the par value of the Common Stock from $.045 per share to $.015 per share. Also in connection with the Stock Split, each Warrant to purchase one share of Common Stock at an exercise price of $6.00 per share was converted into three Warrants, each to purchase one share of Common Stock at an exercise price of $2.00 per share. The redemption price of the Warrants was reduced to $.0167 per Warrant (the 'Warrant Split'). Unless otherwise noted, all references to the Common Stock and the Warrants contained herein are after giving effect to the Stock Split and the Warrant Split.

INDUSTRY BACKGROUND -- MILITARY MARKET

     Traditionally, the U.S. Department of Defense ('DoD') has retained military contractors to develop computer technology for specific missions that meet extensive military specifications. This approach has often taken longer from development through production, and tends to be much more expensive, than similar technology available in the commercial sector. Unlike other scientific areas, the rapid advances made in computer technology in the commercial market have often exceeded and driven those developed specifically for the military. Consequently, when the U.S. military has pursued the more costly and time-consuming procurement procedures, its computers have still lagged behind the comparable commercial technology in terms of capabilities.

     Due to these factors, the DoD began in the mid 1980's to shift from its over-dependence on computers meeting full military specifications ('Mil-Spec') to acquiring commercially available computers that have been modified for environmental and operational realities of the military applications in question. While the U.S. military still procures Mil-Spec computers, this transition to the more commercially oriented systems has resulted in its realization of the desired benefits and savings.

     Given the dismantling of the former Soviet Union and related budgetary considerations, there has been a concerted effort on the part of U.S. Congress since 1990 to downsize the military, and U.S. military spending has declined. The Company believes that further decreases of overall spending, but slight increases in spending on defense electronics, will occur during the remaining portion of this decade.

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

     Despite such benefits, certain negative implications in regard to the market prospects for rugged computers may arise in the longer run because of less overall military spending. In any event, lower military spending may eventually serve as a constraint on the growth of sales of such computers.

     Only a portion of militarized computers consist of ruggedized versions. 'Ruggedization' or 'rugged' or 'ruggedized computers' are terms used to describe computers that are built to withstand certain environmental and operational hazards with which standard commercial computers functioning indoors would not typically have to contend. The ruggedization of the computer is an attempt to protect or insulate it fully from such hazards or at least minimize their adverse impact so that it functions to accomplish the task at hand or complete the mission. From a strictly environmental point of view, these hazards are usually weather-related or climatic in nature and can encompass temperature extremes ranging from -30 to +145 degrees Fahrenheit, as well as severe moisture and humidity conditions and the infiltration by flying or wind-borne debris, such as sand, dust or other particles. These adverse conditions occur outdoors, particularly in deserts, jungles, and arctic regions or at sea.

     In the operational area, the hazards involve strong vibrations and shocks that result from rapid ascents and descents, rough handling, transportation and explosions as well as electric interference or internal thermal conditions. In the former situations, the signals emitted by other electronic equipment may interfere with and distort the proper functioning of computers. In addition, as increasingly more computing power is inserted into small spaces and containers, the heat generated by the computer itself may cause the processor to malfunction or fail. These operational hazards are, in all likelihood, greater in outdoor military settings than in normal outdoor applications.

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

     Consequently, components made for Mil-Spec and industrial usage tend to be much more expensive than comparable commercial ones due to the raw materials and methods employed in their manufacture. Mil-Spec components are even more costly than similar industrial parts. In addition, because the production runs in Mil-Spec and industrial applications rarely reach the volume levels of commercial production, there are no or few economies of scale and related cost reductions that is achievable.

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

     The use of the newer surface mount technology ('SMT') to attach components to the computer boards enhances its durability and ruggedness over the older mounting technology. In SMT, the components are glued to the board by means of a chemical adhesion process and are then soldered instead of being inserted into holes in the board and soldered. SMT is a more precise manufacturing technique and offers better insulation against vibration and shock. See ' -- SUPPLY AND MANUFACTURING'.

     Parts' selections, board design and proper case and sealing materials can reduce the ill effects of electronic-magnetic interference ('EMI') from other equipment and internal thermal generation. The design and fabrication of the computer encasement and keyboard with tougher materials, full closure and special sealants also protect it against moisture, humidity, particles and temperature extremes.

     Typically, the companies that market and sell ruggedized computers are repackagers having little or no input in the design of their electronics and the selection and mounting of components on printed circuit boards. They usually purchase the computer boards and sub-assemblies in an 'as is' condition from commercial manufacturers. The major contribution of the repackagers to the protection of the computer is a tougher box in which the computer is housed. Because it is usually air breathing in nature, even this stronger covering fails to shield the computer from the penetration of rain, snow, fog, dust or other particles. In contrast, the Company uses industrial-type or highly selected commercial components for most of its computers rather than strictly ordinary commercial ones, as do many of its competitors. This selection allows it to provide better quality and more rugged parts but at cheaper prices than full Mil-Spec that tend to be much more costly. The Company also applies SMT to the fabrication of most of its computer boards. In addition, PCS designs such boards, the computer's outer case, keyboards, subassemblies and other elements in order to maximize the ruggedness of its products, to furnish customization of electronics and software and to give the customer greater control over configuration and components. To address price concerns by some customers, the Company has introduced a new rugged notebook line of products, which combine Paravant's rugged outer case design and expertise in sealing the unit with off-the-shelf commercial electronics products provided by a third-party supplier.

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

     A third category of militarized computer is the portable computer, which includes laptops and hand-helds, as well as the newer notebooks. Often carried and used in the field, these computers are self-contained units that may be employed in conjunction with other systems or on a stand-alone basis. They usually operate on battery-power but, in certain cases, may be plugged into an external power source. Such computers usually weigh less than 20 lbs.

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

INDUSTRY BACKGROUND -- MEDICAL

     Since the market introduction of the implantable pacemaker, medical practitioners have increasingly turned to implantable devices for a wide range of applications including drug delivery devices, electroneurostimulators, difibrillators, and ventricular assist devices ('VADS'). Increasingly, such implantable devices may be reprogrammed externally via a telemetry link, to enable the physician to alter the drug delivery rate or dispensing of medication. The devices used for this are commonly called Programmers and are part of the medical support equipment market. It is believed that many manufacturers of implantable devices would prefer to outsource the design and production of these programmers, because the required skills and resources do not necessarily align with the core competencies of the company -- the implant. The Company has focused on the Programmer segment of the Medical Support Equipment market, because the technical and operations needs of the market appear to match the Company's strengths. These strengths include the ability to design and manufacture highly specialized computing devices, meet tough design requirements like EMI, strict adherence to specifications and regulations like FDA, strong documentation and configuration control allowing the Company to strictly control each component in the system and the system itself, high reliability system performance and seamless field support.

     The Company acts as a design and manufacturing subcontractor to the medical device manufacturers, who typically prefer to do final assembly and test, and assume liability for the product.

     The Company began providing medical products in 1986 and by 1989 medical accounted for approximately 30% of its revenues.

     Due to a lack of resources, the Company focused its efforts in 1991 on military markets. It re-entered the medical market in early 1996, in anticipation of a successful IPO in June of 1996. The Company had secured development contracts with four implantable medical device manufacturers, including Medtronic, Inc. in the implantable categories of drug pumps, neurostimulators, defibrillators, and VADS.

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

     All PCS's computers have expansion capabilities with slots for additional expansion boards and/or PCMCIA cards (credit card sized memory and interface cards) and, for most of its laptops, optional removable hard drive and/or floppy discs are available. The monitor or display aspects of the Company's computers offer high-resolution, monochrome LCD (Liquid Crystal Devices) selected specifically for sunlight visibility and wide temperature ranges. The standard display also features, as optional, a white back-light or secure back-light for use in low ambient light. In laptops, color displays are offered if desired.

     Like other elements of its computers, the Company's keyboards are arranged for operational ease in hostile environments and under adverse conditions. In its hand-held computers, the keyboard has tactile feedback keys and alphanumeric keypads designed with wide spacing for glove-hand use by nontypists. As far as its laptops are concerned, the keyboards are either of the membrane variety or standard, full-travel keyboards, both featuring the regular QWERTY key arrangement, generally used by typists, word processors and computer users. Each laptop has a sealed mouse that serves as a pointer to move the cursor and select functions. Although such a standard keyboard has been ruggedized to be relatively water and dust-proof, the membrane type offers even greater impermeability. It may be drenched or hosed with water and still function adequately. As an option, membrane keypads are also available with back-lights for use in darkness or low-light circumstances.

     In size, PCS's hand-held models are 9.4" and 10" by about 6.5" with thickness' varying from 1.5" to 2.6"; they weigh either 2.7 lbs. or 4.5 lbs. In contrast, its laptops range in size from 14" to 17" by 7.5" to 10.5" with thickness' varying from 3" to 7.25". Weights of its laptop run from 12 lbs. to 23 lbs.

     The Company's computers are designed to meet and exceed certain military specifications for operation in harsh environments and for insulation from electromagnetic interference. The reliability and performance of its products in extreme environmental and operational situations relate directly to PCS's fundamental electrical and mechanical designs, its specification and selection of proper components, its manufacturing techniques and the extensive testing that it employs at various phases.

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

     As of September 30, 1997, the following table represents a substantial portion of the Company's current military business covering its three primary applications (Maintenance & Support, Training, and Battlefield Communications), the identity of its customer, the type of computer involved and the application concerned:

                                                                        TYPE OF
          DESCRIPTION OF PROGRAM                NAME OF CUSTOMER        COMPUTER            APPLICATION
-------------------------------------------  -----------------------   ----------  -----------------------------

HAWK/AVENGER Air Defense Missile Systems...  Raytheon                    Laptop    Portable Fire Controller
Phalanx Gun Integrated Maintenance
  System...................................  U.S. Navy                   Laptop    Diagnostics and Repair Device
HARM Missile System........................  Raytheon -- Texas           Laptop    Mission Loading and
                                             Instruments                           Electronic Diagnostics
F-16 Fighter and Mission Loading...........  Lockheed Martin             Laptop    Electronic Diagnostics Check

     In September 1996, PCS was awarded a contract by Raytheon Company under which PCS will provide enhanced remote terminal units used as part of an air defense command and control system, which Raytheon supplies to the U.S. Army Missile Command in Huntsville, Alabama. Deliveries of the units began in the fourth quarter of fiscal 1996 and are expected to continue throughout 1997 and into 1998. In addition, in October 1996, PCS was awarded a contract to provide Sanders, a Lockheed Martin company, with hardware elements for Enhanced Diagnostic Aid ('EDNA') systems for use by the U.S. Air Force on F-16 fighter aircraft. Deliveries began in March 1997 and are expected to continue through 1998. The contract is a continuation of a program started three years ago with Lockheed Fort Worth under which EDNA systems were shipped to the U.S. Air Force for both the F-16 and B-2 aircraft programs and for selected military programs. In October 1997 Sanders received a contract for EDNA systems to be used as part of the support equipment package for the F-117A Stealth Fighter. It is expected that shipments for both the F-117A and the F-16 aircraft programs will continue into 1999 and 2000. The EDNA system is used by Air Force maintenance personnel on the flightline to quickly diagnose the condition of various sub-systems on the aircraft and to program certain electronic devices. The compact EDNA system can replace a large number of support boxes on the flightline and is considerably less expensive to purchase and faster to use than current systems employed by the Air Force.

     In the medical area, the company's products are custom platforms, which include medical power supplies, custom interfaces to support customer's telemetry hardware and protocols, a display, and various forms of input devices. The product case can be a laptop, desktop or hand held, depending on the customer need for portability and expansion. In all cases, the Paravant product allows the medical practitioner to communicate with an inserted medical device and adjust the function of an implanted device.

CUSTOMIZATION

     The Company provides its customers and end-users with engineering services that modify or adjust its standard portable computers, related software and communication interfaces to their specific needs and requirements. Substantial portions of its product sales to the military involve varying degrees of customization while each medical customer's product is a uniquely custom product with some shared components.

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

      The addition of a fail-safe mechanical switch to a weapon firing system.

      The development of a custom communications card to enable the computer to communicate with a medical customer's telemetry package, specialized input switches or customized printer options.

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

     Management believes that by providing engineering services, the Company facilitates the marketing of PCS's products especially since certain of its competitors typically do not offer any customization of the electronics. In the fiscal years ended September 30, 1997 and 1996, revenue from engineering services represented approximately 1% and 5% of the Company's total sales, respectively. Management anticipates, due to governmental budgetary constraints and the anticipated continuing desire of DoD customers to procure commercial 'off-the-shelf' products, a continued reduction in the number of programs pursuant to which customization services will be funded. Nevertheless, management believes that such customization services are of significant value to Paravant's customers and, accordingly, intends to continue to offer such services on a reduced or no-charge basis, where offering such services will provide production orders.

NEW PRODUCTS

     Because of its expertise in miniaturization and its efforts to incorporate more computing power into smaller, completely sealed enclosures, the Company has continually experimented with heat reduction methods. As a result of these efforts, PCS has developed and successfully tested a solid-state, miniaturized electronic chiller or heat pump, which has been incorporated as a significant component in the Company's product offering. This device will more efficiently lower temperatures and absorbs heat generated by the electronic components of PCS's computers. Accordingly, this development should allow the placement of more powerful, higher temperature microprocessors in its sealed containers.

     The Company has, until recently, only sold portable computers and communications interfaces; it has not provided a broad range of standard computer peripherals. In September 1996, the Company secured a contract to supply its first rack-mounted computers to Harris RF of Rochester, New York. The contract requires that Paravant provide a new type of rack-mounted computer, which is a fully-sealed air-cooled computer incorporating many of Paravant's electronics designs, for use by a foreign army in a desert environment. By offering rack-mounted products, the Company believes it may expand its market opportunities beyond those relating solely to ruggedized portable computers, although there can be no assurance of such.

     In 1997, the Company developed two prototype products to be used as programmers by medical device manufacturers.

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

     Except as set forth above, the Company relies on a few board fabricators of different sizes and capabilities located within the same geographical area as its design, engineering and assembly facilities. Certain components used in its computers are obtained from sole sources, such as Distec, Xcel and HiTech. PCS has also licensed its software from sole sources, including Microsoft, Phoenix Technology, Magnavox and JFK Associates. PCS has occasionally experienced delays in deliveries of components and may experience similar problems in the future. In an attempt to minimize such problems, the Company has developed and keeps an inventory of parts that are generally more difficult to obtain. However, any interruption, suspension or termination of component deliveries from PCS's suppliers could have a material adverse effect on its business. Although management believes that in nearly every case alternate sources of supply can be located, inevitably a certain amount of time would be required to find substitutes. During any such interruption in supplies, the Company may have to curtail the production and sale of its computers for an indefinite period.

     The Company's design, engineering and assembly facilities are located in Melbourne, Florida. These facilities comply with certain U.S. military specifications necessary for the manufacture and assembly of products supplied to it. PCS is seeking to qualify its facility in order to meet the quality management and assurance standards of an international rating organization (ISO-9001) within the next six months. Some measures, such as the installation of a new business computer system, have been taken by the Company to qualify under such standards. During 1997, the Company has expended significant effort in implementing new structures, procedures and disciplines that contribute towards the goal of achieving the ISO-9001 qualification. Such qualification should improve the Company's marketing opportunities in the international military markets for rugged computers. However, there is no assurance that PCS can achieve such standards or that it will match or increase such sales of its products abroad in the future even if such standards are met.

     The Company has entered into licensing arrangements for certain hardware and software elements contained in, or used in conjunction with, its computers. These agreements are usually non-exclusive, provide for minimum fees and royalties related to sales to be paid by the Company to the particular licenser, run for a limited term and are subject to other terms, conditions and restrictions.

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

MARKETING AND SALES

     The Company markets and sells its computer products through an internal sales force of four individuals and several of its officers, approximately 20 manufacturers' representatives in the United States and approximately 20 distributors abroad. Its manufacturers' representatives cover approximately 28 states, including Washington, D.C., and its foreign distributors operate in nearly 30 countries, including England, France, Japan, Australia and Germany.

     PCS's relationship with its manufacturers' representatives is generally governed by a written contract, terminable on 30 days' prior notice. These contracts usually provide for exclusive territorial and product representation and commissions of 8% of the net invoice price on standard products. In some cases, the commission will decline from 8% to 4% on standard products as sales rise above certain dollar levels. Commissions on non-standard products and custom engineering are usually subject to negotiation between the parties in accordance with the terms of the contract. However, they tend to range from 6% to 8% in practice. The Company's manufacturers' representative contracts are subject to certain other terms and conditions.

     PCS's manufacturers' representatives and distributors do not purchase for their own account, but merely sell such computer products on PCS's behalf. Forty manufacturers' representatives and distributors accounted for an aggregate of approximately 33% of the Company's 1997 annual sales. The loss of certain of such representatives may have a material negative effect on PCS's business.

     Sales of the Company's products or services to foreign distributors are also generally made pursuant to written contracts. Under such contracts, the distributor is granted either an exclusive or non-exclusive territorial and product representation as well as discounts based on the list price ranging from 20% to 35%, depending on the type or amount of products sold. In some cases, there are minimum order requirements. Due to the custom nature of PCS's products, its foreign distributors generally do not keep its computers in their inventory until specific orders are obtained. The term of these agreements generally run from 1 to 3 years but are terminable on 60 days advance notice. Payment is due in U.S. dollars within 30 days after delivery. These contracts are subject to other terms and conditions. The Company has a primary distributor for Asia and another primary distributor for Europe. No one international distributor accounts for more than 5% of its total sales in any period referred to above.

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

     The Company has entered into a cooperative marketing agreement with ITT Industries' Aerospace/Communications Division ('ITT A/CD') in connection with international sales of ITT's SINCGARS secure radio system. In selling the SINCGARS radio to foreign countries, ITT will demonstrate to its customers a selection of PCS computers and display products as part of a fully configured system. Depending on customer preferences, the PCS systems may be sold directly by PCS or through ITT A/CD, or the customer may opt to use other computers. PCS's computers are well suited to the task of interoperation with ITT's SINCGARS radios because PCS's computers are low emitters of EMI (electro-magnetic interference) which can cause radio interference and can reduce the operating range of a radio network. While management believes that the marketing arrangement with ITT may be important in the future, it is not presently material to the operations of the Company.

     In the military market, the sales cycle for the Company's products usually entails a number of complicated steps and can take from one year to five years. The sales cycle in the non-military government and commercial markets are generally not as complex or time consuming, but still may take as long as two years. Sales to the military and government markets are greatly influenced by special budgetary and spending factors pertinent to these organizations and is usually seasonal in nature.

CUSTOMERS

     The Company sells its products, directly or indirectly, to the U.S. and foreign military establishments, large aerospace and military contractors supplying these establishments, government agencies regulating environmental, geologic and forestry matters, certain state departments of transportation, forest products companies, and medical device manufacturers.

     The principal customers of the Company are DoD contractors who are subject to federal budgetary constraints. For the fiscal years ended September 30, 1997 and September 30, 1996, Raytheon's Missile Systems Division accounted for 46% and 49% of the Company's total sales, respectively. For those same periods, Lockheed Martin, and Harris, accounted for 36% and 21%, and 7% and 0% of the Company's total sales, respectively. The loss of any of these customers could have a material adverse impact on PCS's business.

     In recent years, there have been a number of consolidations of various prime contractors serving the defense industry. To date, the Company has not been adversely affected by any such consolidations and the Company does not anticipate that consolidations of contractors will negatively impact the Company, although there can be no assurance of such.

COMPETITION

     The Company competes in the rugged portable computer business with a wide variety of computer manufacturers and repackagers, many of which are larger, better known and have more resources in finance, technology, manufacturing and marketing. PCS competes based on customization capabilities, price, performance, delivery and quality. In many situations, the Company is the highest priced bidder by a wide margin.

     With respect to its hand-held business, the Company encounters competition from Litton Data Systems, SAIC, Tadiran and Miltope in military applications; Husky Computer Company in both military and non-military markets; and CMT, Micro Palm and DAP in non-military applications. As far as its laptops are concerned, PCS faces competition from SAIC, Miltope, Cyberchron and North American Industries (CODAR) in the military and non-military areas. Certain large manufacturers of commercial notebook computers such as Panasonic, Amrel and IBM have introduced commercial notebooks that have been sealed and ruggedized to some extent. These companies are presently offering such products at prices ranging from approximately one-third to one-half of the Company's more rugged versions. In the medical systems business, the Company encounters competition from customers' in-house engineering and a variety of medical systems integrators.

     Management believes that the Company's ability to increase market penetration in the commercial sector, other than the medical market, will be limited substantially by the entry of such manufacturers into the ruggedized computer market.

     Certain military procurement policies requiring purchases of computers for the military under Indefinite Delivery, Indefinite Quantity ('IDIQ') contracts could result in seriously restricting the Company's efforts to sell its computers to the U.S. military. These IDIQ contracts encourage big purchases of such computers amounting to many hundreds of millions of dollars. Such procurement policies clearly favor large companies with resources of that magnitude. Unless PCS can form strategic alliances with larger military contractors having large resources or qualify for certain exceptions to IDIQ arrangements, it may suffer adverse material consequences in its continuing quest for military business. For the last five years, the Company has made military sales of its computers because they fall into product categories not currently covered by IDIQ requirements.

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

     In most cases, PCS tends to be the high priced bidder for military bids. The reasons for this situation are numerous. The Company designs its computers on an overall basis to assure their ruggedness and use in the worst circumstances. Accordingly, it generally employs more expensive components than its competitors. These generally more expensive components consist of industrial or higher-level commercial type instead of ordinary commercially available parts. The Company's computers are enclosed in sealed containers. Moreover, PCS makes extensive modifications and refinements of its computers for its customers pursuant to their specifications and special needs. Consequently, PCS's products generally function at a higher level of performance and reliability than its competitors.

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

BACKLOG

     As of September 30, 1997, the Company's backlog was $15,242,745, as compared with backlog of $14,617,253 as of September 30, 1996. Four customers accounted for approximately 37%, 26%, 19% and 10% of such backlog as of September 30, 1997. As of December 15, 1997, the Company's backlog was approximately $14,070,000, and the Company presently expects to manufacture and deliver $8,551,525 of the products in backlog within the next 12 months. The remaining $5,518,475 of products in backlog will be completed over the next 4 years.

     Substantially all the Company's backlog figures are based on purchase orders executed by the customer. All orders are subject to cancellation. However, in that event, PCS is generally entitled to reimbursement of its cost and negotiated profits, provided that such contract would have been profitable.

RESEARCH AND DEVELOPMENT

     The markets served by the Company are characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. PCS's business requires substantial ongoing research and development efforts and expenditures. Its future success will depend in large measure on its ability to enhance its current products, and develop and introduce new products that keep pace with technological developments in response to evolving customer requirements. The Company's research and development activities are primarily accomplished on an in-house basis, sometimes supplemented by third-party subcontractors and consultants.

     The Company continued to expend a portion of the net proceeds of the June 1996 IPO on the expansion and enhancement of its Rugged Note Book ('RNB') product line. The Company has designed a new rugged notebook called the RNB 520. This product is intended to fit between its laptops and its hand-held computers in size, weight and price. Weighing approximately 15 lbs., it will have a full-size display and sealed full travel keyboard similar to a laptop, a Pentium processor and PC card expansion capabilities. The RNB 520 is fully environmentally sealed and can be used in outdoor environments. The product utilizes commercial electronics to reduce costs.

     During FY1997 the Company made additional R&D investments in developing the first in a new line of rugged non-battery powered workstation products called the Rugged Rack Mount ('RRM'). The RRM is a 19 rack-mountable product which has an integral 12.1 color flat panel display, eight full ISA expansion slots and either 486 or Pentium motherboards. The product is unique in that it is fully sealed and meets all the environmental specifications (MIL-STD 810) and EMI/RFI specifications (MIL-STD 461) of the entire standard RLT product line.

     Management believes that there is a market for these kinds of ruggedized computers in the military area. As part of a continuing effort to upgrade its products, the Company is also completing development of a high-speed Pentium processor board for its RLT product line. See 'MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS'.

     As part of the development of the medical support equipment market, significant investment was made in the development of the Medtronic medical reprogramming device. The reprogrammer is designed to allow many of the case parts to be used in other customers' programs. Much of the medical development for the year ended September 30, 1997 is being reimbursed by Medtronic.

     Research and development expenditures during the fiscal years ended September 30, 1997 and 1996 were $611,295 and $382,750, respectively, and represented 4.6% and 3.7% of total sales, respectively. A substantial portion of such expenditures for these fiscal years were applied to the development of the new RNB and RRM product lines, the RLT 410/515, an Intel 80486/Pentium based ruggedized laptop, the RLT 410/510 Model D, a larger laptop capable of accepting both full-size ISA and PC/104 miniaturized expansion boards, and the early development of a Pentium based main board for the RLT product line.

INTELLECTUAL PROPERTY

     Proprietary information and know-how are important to the Company's commercial success. PCS holds no patents or copyrights but has trademark protection for the Paravant name and logo. There can be no assurance that others will not either develop independently the same or similar information or obtain and use proprietary information of the Company. In addition, none of its employees has signed confidentiality agreements regarding its proprietary information nor have any employees signed any non-competition agreements other than Messrs. McNeight and Craven.

     Management believes that its products do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against it in the future or be successful in asserting such claims.

GOVERNMENT REGULATIONS AND CONTRACTS

     Due to the nature of the products designed, manufactured and sold by PCS for military applications, it is subject to certain DoD regulations. In addition, commercial enterprises engaged primarily in supplying equipment and services, directly or indirectly, to the United States government are subject to special risks. These risks include dependence on government appropriations, termination without cause, contract renegotiations and competition for the available DoD business. PCS has no material direct DoD contracts, however, that are subject to renegotiation in the foreseeable future and is not aware of any proceeding to terminate material DoD contracts in which it may be indirectly involved. In addition, many of the Company's contracts provide for the right to audit its cost records and are subject to regulations providing for price reductions if inaccurate cost information was submitted by PCS.

     Government contracts governing the Company's products are often subject to termination, negotiation or modification in the event of changes in the government's requirements or budgetary constraints. Products sold by PCS for government applications are primarily sold to companies acting as contractors or subcontractors and not directly to government entities. Agreements with such contractors or subcontractors generally are not conditioned upon completion of the contract by the prime contractor. To the extent that such contracts are so conditioned, a failure of completion may have a material adverse effect on the Company's business. Currently, it does not have any contracts so conditioned. See ' -- COMPETITION'.

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

     Under certain circumstances, PCS is also subject to certain U.S. State Department and U.S. Department of Commerce requirements involving prior clearance of foreign sales. Such export control laws and regulations either ban the sale of certain equipment to specified countries or require U.S. manufacturers and others to obtain necessary federal government approvals and licenses prior to export. As a part of this process, the Company generally requires its foreign distributors to provide documents that indicate that the equipment is not being transferred to, or used by, unauthorized parties abroad.

     The Company and its agents are also governed by the restrictions of the Foreign Corrupt Practices Act of 1977, as amended ('FCPA'), which prohibits the promise or payments of any money, remuneration or other items of value to foreign government officials, public office holder, political parties and others with regard to the obtaining or preserving commercial contracts or orders. These restrictions may hamper the Company in its marketing efforts abroad.

     PCS's manufacturing operations are subject to various federal, state and local laws, including those restricting or regulating the discharge of materials into, or otherwise relating to the protection of, the environment. The Company is not involved in any pending or threatened proceedings that would require curtailment of, or otherwise restrict its operations because of such regulations. Compliance with applicable environmental laws has not had a material effect upon its capital expenditures, financial condition or results of operations.

     Management believes that although compliance with applicable federal laws and regulations involves certain additional procedures by the Company that would not otherwise be required, such compliance has not generally inhibited or limited the Company's ability to enter into material contracts.

EMPLOYEES

     As of December 15, 1997, the Company had 77 full time employees including its officers, of whom 32 were engaged in manufacturing and repair services, 7 in administration and financial control, 25 in engineering and research and development, and 13 in marketing and sales.

     None of its employees is covered by a collective bargaining agreement or is represented by a labor union. PCS considers its relationship with its employees to be satisfactory.

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

ITEM 2. DESCRIPTION OF PROPERTY

     On September 1, 1996, the Company entered into a lease relating to approximately 17,300 square feet of space located at 1615A W. Nasa Blvd., Suite E, Melbourne, Florida 32901. This space is utilized by the Company as its principal corporate headquarters and manufacturing plant. The lease for this space expires December 31, 2001, and provides for monthly rent payments of $9,855 per month. This amount includes the Company's proportionate cost of utilities, repairs, cleaning, taxes and insurance.

     Management believes that its new facility will meet its operational needs for the foreseeable future. In the event that additional facilities are needed to accommodate the continued growth in revenues and market share, it is readily available in the immediate vicinity of the current location.

ITEM 3. LEGAL PROCEEDINGS

     In March 1996, the Company's former counsel, Cascone & Cole, rendered an invoice to the Company in the amount of approximately $365,000 for legal fees and expenses to which such counsel claimed to be entitled in connection with its representation of the Company for both general corporate services and services relating to the IPO. As the Company had made prior payments to such counsel of $130,000, the net amount claimed to be due was approximately $235,000. The Company has contested the invoice and accrued an estimate for the payment, if any, of these fees. On March 27, 1996, Cascone & Cole filed an action in the Supreme Court of the State of New York, County of New York, entitled Cascone & Cole v. Paravant Computer Systems, Inc., Victor M. Wang, Duke & Company, Inc., Dean Petkanas and Eagle Group Incorporated (Index No. 96601634) against the Company, the Underwriter and certain other defendants, alleging, among other things, breach of contract, failure to pay attorneys fees, fraud, copyright infringement and defamation by the Company in connection with the aforementioned services, as well as claiming a finder's fee with respect to the Underwriter's relationship with the Company. Plaintiff has filed an amended complaint increasing its claim for legal services from approximately $365,000 to approximately $415,000, claiming there is a balance due of $280,882 for legal services. Plaintiff is also seeking punitive damages of $1 million and costs. The Company has filed an answer denying the allegations made by plaintiff and has asserted defenses and counterclaims against the plaintiff seeking, among other things, recovery of amounts paid to plaintiff as well as punitive damages and court costs.

     On September 18, 1996, a former controller of PCS filed an action in the Circuit Court of the State of Florida, Brevard County, entitled, Christopher R. Exley v. Paravant Computer Systems, Inc., Richard P. McNeight, William R. Craven, UES of Florida, Inc. and Krishan K. Joshi (Case No. 96-15091 CA), against the Company and certain of its officers, directors and principal stockholders, alleging, among other things, retaliatory personnel actions by the defendants. Plaintiff is seeking damages in the amount of approximately $1 million, plus fees and costs. Plaintiff alleges that he was improperly terminated in December 1994 as a result of his refusal to account for certain transactions in a specified manner. The Company has filed a motion to dismiss the plaintiff's amended complaint.

     The Company will vigorously defend itself in these matters. Management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company.

     The Company is not a party to or involved in any other pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to the vote of securityholders during the fourth quarter of the fiscal year ended September 30, 1997.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     A. Market Information.

     The shares of Common Stock of the Company commenced trading on the Nasdaq Stock Market National Market under the symbol 'PVAT' on June 3, 1996. The range of high and low reported closing sales prices for the Common Stock as reported by Nasdaq since the commencement of trading were as follows:

                                                                                     HIGH            LOW
                                                                                 ------------   --------------

June 3, 1996 to June 30, 1996(1)..............................................   $5 3/8         $1 7/8
July 1, 1996 to September 30, 1996(1).........................................   $6 3/8         $4 5/8
October 1, 1996 to December 31, 1996..........................................   $8             $4 15/16
January 1, 1997 to March 31, 1997.............................................   $7 3/8         $5
April 1, 1997 to June 30, 1997................................................   $7             $3
July 1, 1997 to September 30, 1997............................................   $6 5/8         $3
October 1, 1997 to December 15, 1997..........................................   $5 3/32        $3 7/16

------------

(1) On July 25, 1996, the Company effected the Stock Split. Following the Stock Split, each holder of record of Common Stock on July 22, 1996 received two additional shares of Common Stock for each share held on such date. In connection with the Stock Split, each outstanding Warrant to purchase one share of Common Stock at an exercise price of $6.00 per share was converted into three Warrants, each to purchase one share of Common Stock at an exercise price of $2.00 per share. All share prices listed above are after giving effect to the Stock Split.

                            ------------------------

     The prices set forth above reflect inter dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

     B. Holders.

     On December 15, 1997, as reported by the Company's transfer agent, shares of Common Stock were held by 75 persons, based on the number of record holders, including several holders who are nominees for an undetermined number of beneficial owners.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion and analysis of the Company's results of operations, liquidity and financial condition should be read in conjunction with the Financial Statements of the Company and related notes thereto.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 1997 VS. SEPTEMBER 30, 1996

     Revenues for fiscal 1997 were $13,209,541, an increase of $2,714,478 or 26% over 1996 revenues of $10,495,063. This increase is primarily due to Paravant's strong backlog ($15,242,745 at September 30, 1997) and continued full scale production deliveries to Raytheon in support of the U.S. Marine Corps HAWK/AVENGER Air Defense missile system upgrade and additional requirements of Lockheed Martin's Enhanced Diagnostic Aid ('EDNA') systems for use by the U.S. Air Force on F-16 Fighter Aircraft and the F-117A Stealth Fighter.

     Gross profit was $6,435,465 in 1997, or 49% of sales, compared to $4,677,053 or 45% in 1996, a total increase of $1,758,412 or 38%. This increase in gross profitability results primarily from the increased revenues discussed above.

     Selling and administrative expenses of $4,629,122 in 1997, increased by $1,381,737 or 43% from 1996 expenses of $3,247,385. As a percentage of sales, selling and administrative expenses were 35% and 31% in 1997and 1996, respectively. The increased selling and administrative costs are due primarily to increased employee benefit expenditures, increased professional fees and increased expenditures for Research and Development.

     Income from operations grew to $1,806,343 for 1997 from $1,429,668 in 1996, an improvement of $376,675 or 26%. As a percentage of sales, income from operations remained unchanged at 14% in 1997 and 1996. The improvement in income from operations overall, resulted primarily from increased revenues and gross profits, offset in part by increased selling and administrative expenses as discussed above.

     Interest expense for 1997 was reduced by $261,694 or 72% to $101,262 compared to $362,956 in 1996. As a percentage of sales, interest expense decreased to 1% in 1997 from 3% in 1996. This decrease is due to a significant decline in outstanding credit balances made possible by the proceeds of the Company's initial public offering of securities in June 1996.

     As a result, the Company's net income improved by 63% to $1,141,791 in 1997 when compared to $702,153 in 1996, an increase of $439,638 in total. Net income as a percentage of sales were 9% in 1997 and 7% in 1996. The improvement in net income overall, resulted primarily from increased revenue, gross profits and reduced interest expense, offset in part by increased selling and administrative expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     In June 1996, the Company completed its IPO, resulting in aggregate net proceeds of $4,594,332 to the Company after deducting certain commissions, expenses and offering costs. The Company used a portion of the net proceeds of the IPO to repay certain loans referred to below in the aggregate principal amount of $1,102,294, and paid approximately $88,000 of the net proceeds of the IPO to reimburse UES, Inc., an affiliate of the Company which is controlled by Krishan K. Joshi, the Company's Chairman ('UES'), for certain health insurance and other expenses paid on the Company's behalf. Substantially all of the remaining balance of the net proceeds of the IPO were utilized to reduce indebtedness then outstanding under the Company's revolving credit arrangement with National City

Bank in Dayton, Ohio described below, resulting in increased availability under the credit arrangement for working capital needs and general corporate purposes.

     The Company has a secured revolving credit arrangement with National City Bank in Dayton, Ohio (the 'Bank') for a credit line of up to $4,000,000 that is due on demand and bears interest at the prime rate, or 30 or 60 day LIBOR rates plus 2.70%. All borrowings are collateralized by accounts receivable, inventory and equipment. As of September 30, 1997, there were no borrowings outstanding under this arrangement. The Company intends to maintain this arrangement with the Bank for the foreseeable future, although there can be no assurance that the Bank will not in the future demand repayment of any amounts then outstanding under its loan arrangement. The Company also has a secured term loan provided by the Bank bearing interest at a rate adjusted monthly to prime plus 1.5% at September 30, 1997. Monthly principal payments of $9,167 are due through October 1998. All borrowings thereunder are secured by a lien on accounts receivable, inventory and equipment. As of September 30, 1997, there was $119,151 outstanding under this arrangement with the Bank. The Company also has capital lease obligations of $196,191 at September 30, 1997. These capital lease obligations bear interest rates of 1.25% to 1.50% over the prime rate and are expected to be satisfied within 3 years.

     On April 22, 1997, the Company retired a note payable to the Bank in an aggregate principal amount of $500,000, bearing interest at the prime rate, which note was due and payable in March 1998.

     In August 1995, the Company borrowed $400,000 pursuant to bridge notes ('Notes') from a group of private investors at an annual interest rate of 6%. In addition, the Company sold to the same investors warrants to purchase 480,000 shares of Common Stock, exercisable until June 3, 2001 at an exercise price of $2.00 per share. The Notes were paid in full on August 8, 1997.

     In connection with certain sales of shares of Common stock in March 1996 by UES Florida, Inc. (a subsidiary of UES), Richard P. McNeight, the President and Chief Operating Officer of the Company, William R. Craven, the Vice President of Marketing of the Company, and another shareholder, loaned to the Company in April 1996, for working capital purposes, the sums of $646,294; $78,000; $26,000 and $52,000, respectively, or an aggregate of $802,294 of the proceeds realized from such sales, at an interest rate of 6% per annum. Such loans, plus accrued interest thereon in an aggregate amount of $8,681, were repaid in June 1996 in accordance with their terms from a portion of the net proceeds of the IPO.

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

     The Company's operating cash flow was $3,448,740 for 1997. The improvement in the Company's operating cash flow results primarily from improved net income as more fully described in Management's Discussion and Analysis of Operations for the fiscal year ended September 30, 1997 and improved working capital as more fully presented in the Condensed Statements of Cash Flows for the same period. Negative cash flows for the years ended September 30, 1996 and 1995, $(1,426,090) and $(298,577), respectively, were primarily associated with general increases in inventory levels and temporary increases associated with accounts receivable, all in support of the Company's rapid increase in operations reflected by the growth in annual revenues from $4,621,527 in fiscal 1993 to $10,495,063 in fiscal 1996, an increase of almost 127%. In addition, the Company invested $443,066 in fiscal 1997, $127,352 in fiscal 1996 and $60,350 in fiscal 1995 to acquire manufacturing equipment and complete leasehold improvements, also in support of these expanded operating levels.

     Due to the Company's orders related to U.S. Department of Defense procurements, the operations of the Company have been cyclical and generally result in a significant increase in deliveries and revenues in the fourth quarter of its fiscal year ending on September 30. Due to the Company's strong backlog and increased revenues, this cycle is less significant in the current fiscal year, resulting in a significant improvement in cash provided from operations, as discussed earlier herein and less significant changes in inventory levels than the prior period. This change is evidenced by a decrease in fourth quarter revenues to 38% from 65% of total revenues for the years ended September 30, 1997 and 1996, respectively.

     As of September 30, 1997, management believes inventory balances are not in excess of requirements for deliveries and normal minimum stocking levels.

     Generally, accounts receivable at the end of each quarter are collected within the following quarter. However, the Company's major customer, Raytheon, has traditionally averaged approximately 80 to 100 days in satisfaction of outstanding accounts receivable balances. This situation is improving through negotiation with Raytheon, and Management believes that average outstanding balances will be reduced to more traditional levels approximating 45 days, in the future although there can be no assurance of such. The Company's total outstanding accounts receivable balance of $4,082,915 at September 30, 1997 has been subsequently reduced by approximately $3,180,358 in cash collections. In 1997, the Company provided a reserve for certain older balances of $141,497. This reserve is believed to be more than sufficient to address any uncollectible balances outstanding as of September 30, 1997.

     As of September 30, 1997 and 1996, the Company's backlog was $15,242,745 and $14,617,253, respectively, consisting of firm fixed price purchase orders. All of these purchase orders are expected to generate profits within the Company's historical levels. The Company believes that the completion of the orders comprising its backlog, and any new orders which may be accepted by the Company in the future, should not result in additional liquidity pressures that cannot be addressed in a manner consistent with the Company's past practices. The Company presently expects to manufacture and deliver $9,724,270 of the products in backlog within the next 12 months. The remaining $5,518,475 of products in backlog will be completed over the next 4 years.

     The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that the proceeds of the IPO and ongoing stock offerings, together with the Company's existing working capital and anticipated cash flows from the Company's operations, will be sufficient to satisfy the Company's cash requirements for at least twelve months. As the Company continues to grow, additional bank borrowings, other debt placements and equity offerings may be considered, in part or in combination, as the situation warrants. In addition, in the event the Company's plans change or its assumptions change or prove to be inaccurate, or if projected cash flow otherwise proves insufficient to fund operations, the Company might need to seek other sources of financing to conduct its operations. There can be no assurance that any such other sources of financing would be available when needed, on commercially reasonable terms, or at all.

     The Company has conducted a comprehensive review of its computer systems to identify any systems that could be affected by the 'Year 2000' issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using '00' as the year 1900 rather than the year 2000. This could result in a major systems failure or miscalculations. The Company has determined the Year 2000 problem will not pose any operational problems for the Company's computer systems or result in any material expense for the Company, as all programs currently being used have already been modified or converted.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, 'Earnings Per Share,' SFAS No. 128 supersedes APB Opinion No. 15, 'Earnings Per Share,' and specifies the computation, presentation, and disclosure requirements for earnings per share ('EPS') for entities with publicly held common stock or potential common stock. SFAS No. 128 was issued to simplify the computation of EPS. It requires dual presentation of basic and diluted EPS on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data presented shall be restated to conform to SFAS No. 128.

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

ITEM 7. FINANCIAL STATEMENTS

     The financial statements of the Company are set forth in a separate section of this Annual Report on Form 10-KSB. See 'Item 13. Exhibits and Reports on Form 8-K' and the Financial Statements commencing on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     See the section captioned 'Election of Directors' included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on March 12, 1998, which section is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     See the section captioned 'Executive Compensation' included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on March 12, 1998, which section is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners

     See the section captioned 'Principal Shareholders of the Company' included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on March 12, 1998, which section is incorporated herein by reference.

     (b) Security Ownership of Directors and Officers

     See the section captioned 'Principal Shareholders of the Company' included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on March 12, 1998, which section is incorporated herein by reference.

     (c) Changes in Control

     The Company knows of no contractual arrangements which may, at a subsequent date, result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the section captioned 'Certain Transactions' included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on March 12, 1998, which section is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          (1) See the financial statements of the Company and the report thereon included in Item 7 of Part II of this Annual Report on Form 10-KSB.

          (2) The following exhibits are filed as part of this Annual Report on Form 10-KSB.

EXHIBIT
NUMBER                                            DESCRIPTION OF DOCUMENT
-------  ---------------------------------------------------------------------------------------------------------
  3.1    -- Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996).
  3.2    -- Amended and Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996).

EXHIBIT
NUMBER                                            DESCRIPTION OF DOCUMENT
-------  ---------------------------------------------------------------------------------------------------------
  4.1    -- Specimen Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to Amendment
            No. 4 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-91426), as filed with the Securities and Exchange Commission on May 16, 1996 ('Amendment No. 4')).
  4.2    -- Specimen Warrant of Registrant (incorporated by reference to Exhibit 4.2 to Amendment No. 4).
  4.3    -- Warrant Agreement between Registrant, Duke & Co., Inc. and Warrant Agent (incorporated by reference to
            Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30,
            1996).
  4.4    -- Form of Lock-Up Agreement (incorporated by reference to Exhibit 4.4 to Amendment No. 3 to the
            Registrant's Registration Statement on Form SB-2 (Registration No. 33-91426), as filed with the
            Securities and Exchange Commission on March 20, 1996 ('Amendment No. 3')).
  4.5    -- Underwriter's Warrant issued to Duke & Co., Inc. (incorporated by reference to Exhibit 4.2 to the
            Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996).
 10.1    -- Employment Agreement between the Registrant and Richard P. McNeight (incorporated by reference to
            Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-91426), as
            filed with the Securities and Exchange Commission on April 21, 1995) ('Registration Statement on Form
            SB-2')).
 10.2    -- Employment Agreement between the Registrant and William R. Craven (incorporated by reference to
            Exhibit 10.2 to the Registration Statement on Form SB-2).
 10.3    -- Incentive Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit
            10.3 to the Registration Statement on Form SB-2).
 10.3A   -- Amendment No. 1 to the Incentive Stock Option Plan (incorporated by reference to Exhibit 10.3A to
            Amendment No. 3).
 10.4    -- Original Office Lease and Amendment between the Registrant and Atrium Professional Centre
            (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form SB-2).
 10.5    -- Form of Registrant's Manufacturer's Representative Agreement (incorporated by reference to Exhibit
            10.5 to the Registration Statement on Form SB-2).
 10.6    -- Form of Registrant's Distributor's Agreement (incorporated by reference to Exhibit 10.6 to the
            Registration Statement on Form SB-2).
 10.7    -- Amended Licensing Agreement between the Registrant and MicroSoft Corporation (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form SB-2).
 10.8    -- Licensing Agreement between the Registrant and Phoenix Technologies, Ltd. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form SB-2).
 10.9    -- Joint Development Agreement between the Registrant and MES, Inc. (incorporated by reference to Exhibit
            10.9 to the Registration Statement on Form SB-2).
 10.10   -- Joint Marketing Agreement between the Registrant and Texas Instrument Corporation (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form SB-2).
 10.11   -- Joint Marketing Agreement between the Registrant and Raytheon Company (incorporated by reference to
            Exhibit 10.11 to the Registration Statement on Form SB-2).
 10.12   -- Licensing Agreement between Registrant and Grid Systems Corporation (incorporated by reference to
            Exhibit 10.12 to the Registration Statement on Form SB-2).
 10.13   -- Forms of (revised) Subscription Agreement and Subordinated Convertible Promissory Note (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registrant's Registration Statement on Form
            SB-2 (Registration No. 33-91426), as filed with the Securities and Exchange Commission on October 4,
            1995)).
 10.14   -- Nonemployee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.14 to Amendment No.
            3).
 10.15   -- Employment Agreement between the Registrant and Kevin J. Bartczak (incorporated by reference to
            Exhibit 10.15 to Amendment No. 3).
 10.16   -- Letter agreements between the Registrant and National City Bank (incorporated by reference to Exhibit
            10.16 to Amendment No. 3).
 10.17   -- Commercial demand note by Registrant in favor of National City Bank (incorporated by reference to
            Exhibit 10.17 to Amendment No. 3).
 10.18   -- Security agreement (accounts receivable) by Registrant in favor of National City Bank (incorporated by reference to Exhibit 10.18 to Amendment No. 3).

EXHIBIT
NUMBER                                            DESCRIPTION OF DOCUMENT
-------  ---------------------------------------------------------------------------------------------------------
 10.19   -- Security agreement (equipment) by Registrant in favor of National City Bank (incorporated by reference to Exhibit 10.19 to Amendment No. 3).
 10.20   -- Form of promissory note of Registrant issued in connection with stockholder loans made in April 1996
            (incorporated by reference to Exhibit 10.20 to Amendment No. 4).
 10.20A  -- Form of Common Stock Purchase Agreement for purchase of shares by selling security holders
            (incorporated by reference to Exhibit 10.20A to Amendment No. 5 to Registrant's Registration Statement
            on Form SB-2 (Registration No. 33-91426), as filed with the Securities and Exchange Commission on May
            29, 1996 ('Amendment No. 5')).
 10.21   -- Option Agreements dated as of December 16, 1991 between UES Florida, Inc. and each of Krishan K.
            Joshi, Richard P. McNeight and William R. Craven (incorporated by reference to Exhibit 10.21 to
            Amendment No. 4).
 10.22   -- Option Agreement dated as of November 23, 1994 with Richard P. McNeight (incorporated by reference to
            Exhibit 10.22 to Amendment No. 4).
 10.23   -- Warrant Agent Agreement and Warrant relating to August 1995 bridge financing (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996).
 10.24   -- Promissory Note dated February 19, 1993 by Richard P. McNeight (incorporated by reference to Exhibit
            10.24 to Amendment No. 5).
 10.25   -- Underwriting Agreement between Registrant and Duke & Co., Inc. (incorporated by reference to Exhibit 1 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996).
 10.26   -- Financial Advisory and Investment Banking Agreement (incorporated by reference to Exhibit 10.2 to the
            Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996).
 10.28   -- Lease Agreement dated September 1, 1996 between Registrant and California Microwave, Inc. and related agreement dated November 15, 1996 with Symetrics Industries Inc. (incorporated by reference to Exhibit
            10.28 to the Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1996).
 10.29   -- Commercial Note of Registrant dated November 20, 1996 in favor of National City Bank of Dayton.
            (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-KSB for the
            year ended September 30, 1996).
 10.30   -- Security Agreement (All Personal Property and Fixtures) dated November 20, 1996 by Registrant in favor of National City Bank of Dayton. (incorporated by reference to Exhibit 10.30 to the Registrant's Annual
            Report on Form 10-KSB for the year ended September 30, 1996).
 10.31   -- 1997 Special Option Agreements dated November 20, 1997 between the Registrant and James E. Clifford,
            Michael F. Maguire, and John P. Singleton.
 11      -- Computation of per share earnings.
 27      -- Financial Data Schedule.

     (b) Reports on Form 8-K

          The Company did not file any Reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   NAME                                       TITLE                               DATE
------------------------------------------  ------------------------------------------     ------------------

           /s/ KRISHAN K. JOSHI             Chairman, Chief Executive Officer and          December 23, 1997
 .........................................    Director (Principal Executive Officer)
             KRISHAN K. JOSHI

         /s/ RICHARD P. MCNEIGHT            President and Director                         December 23, 1997
 .........................................
           RICHARD P. MCNEIGHT

          /s/ WILLIAM R. CRAVEN             Vice President, Director and Secretary         December 23, 1997
 .........................................
            WILLIAM R. CRAVEN

            /s/ KEVIN BARTCZAK              Vice President and Chief Financial             December 23, 1997
 .........................................    Officer, Treasurer (Principal Financial
              KEVIN BARTCZAK                  Officer and Principal Accounting
                                              Officer)

          /s/ JAMES E. CLIFFORD             Director                                       December 23, 1997
 .........................................
            JAMES E. CLIFFORD

          /s/ MICHAEL F. MAGUIRE            Director                                       December 23, 1997
 .........................................
            MICHAEL F. MAGUIRE

          /s/ JOHN P. SINGLETON             Director                                       December 23, 1997
 .........................................
            JOHN P. SINGLETON

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                        PARAVANT COMPUTER SYSTEMS, INC.
                              FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1996
                   WITH INDEPENDENT AUDITORS' REPORT THEREON


                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                         ------------

Independent Auditors' Report..........................................................................            F-2
Financial Statements:
     Balance Sheets...................................................................................            F-3
     Statements of Income.............................................................................            F-4
     Statements of Changes in Stockholders' Equity....................................................            F-5
     Statements of Cash Flows.........................................................................            F-6
Notes to Financial Statements.........................................................................     F-7 - F-16

                          INDEPENDENT AUDITORS' REPORT

Board of Directors:
PARAVANT COMPUTER SYSTEMS, INC.:

     We have audited the accompanying balance sheets of Paravant Computer Systems, Inc. as of September 30, 1997 and 1996, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paravant Computer Systems, Inc. as of September 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                              KPMG Peat Marwick LLP

December 3, 1997

                        PARAVANT COMPUTER SYSTEMS, INC.
                                 BALANCE SHEETS
                          SEPTEMBER 30, 1997 AND 1996

                                      ASSETS                                             1997           1996
                                                                                      -----------    -----------
Current assets:
     Cash and cash equivalents.....................................................   $ 1,612,627    $    65,069
     Accounts receivable, net (notes 6, 8 and 18)..................................     4,082,915      7,161,192
     Employee receivables and advances.............................................        28,121         73,502
     Inventory, net (notes 2, 6 and 8).............................................     3,461,773      2,503,892
     Prepaid expenses..............................................................        97,585        141,191
     Deferred income taxes (note 14)...............................................       426,263        139,727
                                                                                      -----------    -----------
          Total current assets.....................................................     9,709,284     10,084,573
                                                                                      -----------    -----------
Property, plant and equipment, net (notes 3, 6, 8 and 9)...........................       914,439        517,515
Intangible assets, net (note 4)....................................................        64,875         89,125
Demonstration pool and custom molds, net (note 5)..................................       262,522        281,309
Other assets.......................................................................       318,980         16,136
                                                                                      -----------    -----------
          Total assets.............................................................   $11,270,100    $10,988,658
                                                                                      -----------    -----------
                                                                                      -----------    -----------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to bank (note 6)................................................   $   --         $   540,000
     Other notes payable (note 7)..................................................       --             100,000
     Current maturities of long-term debt (note 8).................................       110,004        110,004
     Current maturities of capital lease obligations (note 9)......................       124,839         99,346
     Accounts payable..............................................................       595,367      1,043,731
     Accrued commissions...........................................................       570,559        449,251
     Accrued expenses..............................................................       739,258        430,900
     Accrued incentive compensation................................................       262,286        140,000
     Income taxes payable..........................................................       498,955        334,993
                                                                                      -----------    -----------
          Total current liabilities................................................     2,901,268      3,248,225
                                                                                      -----------    -----------
Long-term debt, less current maturities (note 8)...................................         9,147        619,151
Capital lease obligations, less current maturities (note 9)........................        71,352         67,781
Deferred income taxes, net (note 14)...............................................        78,820          7,657
                                                                                      -----------    -----------
          Total liabilities........................................................     3,060,587      3,942,814
                                                                                      -----------    -----------
Stockholders' equity:
     Preferred stock, par value $.01 per share. Authorized 2,000,000 shares, none
      issued.......................................................................       --             --
     Common stock, par value $.015 per share. Authorized 30,000,000 shares; issued and outstanding 7,993,652 shares at September 30, 1997 and 7,956,038 shares
      at September 30, 1996 (notes 10, 11 and 12)..................................       119,905        119,341
     Additional paid-in capital....................................................     5,067,258      5,045,944
     Retained earnings.............................................................     3,022,350      1,880,559
                                                                                      -----------    -----------
          Total stockholders' equity...............................................     8,209,513      7,045,844
                                                                                      -----------    -----------
 Commitments and contingencies (notes 7, 9, 10 and 17)
          Total liabilities and stockholders' equity...............................   $11,270,100    $10,988,658
                                                                                      -----------    -----------
                                                                                      -----------    -----------

                See accompanying notes to financial statements.

                        PARAVANT COMPUTER SYSTEMS, INC.
                              STATEMENTS OF INCOME
                FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                         1997           1996
                                                                                      -----------    -----------

Revenues (note 18).................................................................   $13,209,541    $10,495,063
Cost of revenues...................................................................     6,774,076      5,818,010
                                                                                      -----------    -----------
     Gross profit..................................................................     6,435,465      4,677,053
Selling and administrative expense (note 13).......................................     4,629,122      3,247,385
                                                                                      -----------    -----------
          Income from operations...................................................     1,806,343      1,429,668
Other income (expense):
     Interest expense..............................................................      (101,262)      (362,956)
     Miscellaneous income..........................................................        30,939         11,257
                                                                                      -----------    -----------
          Income before income taxes...............................................     1,736,020      1,077,969
Income tax expense (note 14).......................................................       594,229        375,816
                                                                                      -----------    -----------
          Net income...............................................................   $ 1,141,791    $   702,153
                                                                                      -----------    -----------
                                                                                      -----------    -----------
Weighted average number of shares and common share equivalents outstanding.........    13,247,815      7,652,320
                                                                                      -----------    -----------
                                                                                      -----------    -----------
Earnings per share.................................................................          $.10           $.10
                                                                                             ----           ----
                                                                                             ----           ----

                See accompanying notes to financial statements.

                        PARAVANT COMPUTER SYSTEMS, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                     COMMON STOCK
                                                                 --------------------   ADDITIONAL                    TOTAL
                                                                  NUMBER       PAR       PAID-IN      RETAINED    STOCKHOLDERS'
                                                                 OF SHARES    VALUE      CAPITAL      EARNINGS       EQUITY
                                                                 ---------   --------   ----------   ----------   -------------

Balances, September 30, 1995...................................  4,500,000   $ 67,500   $  761,265   $1,178,406    $ 2,007,171
Issuance of common stock, net of offering costs................  3,450,000     51,750    4,283,324       --          4,335,074
Exercise of common stock options...............................      6,038         91        1,355       --              1,446
Net income for the year ended September 30, 1996...............     --          --          --          702,153        702,153
                                                                 ---------   --------   ----------   ----------   -------------
Balances, September 30, 1996...................................  7,956,038    119,341    5,045,944    1,880,559      7,045,844
Exercise of common stock options...............................     37,614        564       21,314       --             21,878
Net income for the year ended September 30, 1997...............     --          --          --        1,141,791      1,141,791
                                                                 ---------   --------   ----------   ----------   -------------
Balances, September 30, 1997...................................  7,993,652   $119,905   $5,067,258   $3,022,350    $ 8,209,513
                                                                 ---------   --------   ----------   ----------   -------------
                                                                 ---------   --------   ----------   ----------   -------------

                See accompanying notes to financial statements.

                        PARAVANT COMPUTER SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                          1997           1996
                                                                                       -----------    -----------
Cash flows from operating activities:
     Net income.....................................................................   $ 1,141,791    $   702,153
     Adjustments to reconcile net income to net cash provided by (used in) operating activities:
          Depreciation and amortization.............................................       348,233        266,714
          Deferred income taxes.....................................................      (215,373)        29,059
          Increase (decrease) in cash caused by changes in:
               Accounts receivable..................................................     3,078,277     (1,866,086)
               Employee receivables and advances....................................        45,381         (7,795)
               Inventory............................................................      (957,881)       (92,058)
               Costs and estimated earnings in excess of billings on uncompleted
                  contracts.........................................................       --             322,071
               Prepaid expenses.....................................................        43,606        (89,750)
               Other assets.........................................................      (302,844)         9,194
               Accounts payable.....................................................      (448,364)      (290,900)
               Amounts due to affiliate.............................................       --             (87,294)
               Accrued commissions..................................................       121,308        (64,989)
               Accrued expenses.....................................................       308,358       (413,737)
               Accrued incentive compensation.......................................       122,286        140,000
               Income taxes payable.................................................       163,962         17,328
                                                                                       -----------    -----------
                    Net cash provided by (used in) operating activities.............     3,448,740     (1,426,090)
                                                                                       -----------    -----------
Cash flows from investing activities:
     Acquisitions of property, plant and equipment..................................      (443,066)      (127,352)
     Acquisitions of intangible assets and demonstration pool and custom molds......       (67,826)      (254,979)
                                                                                       -----------    -----------
                    Net cash used in investing activities...........................      (510,892)      (382,331)
                                                                                       -----------    -----------
Cash flows from financing activities:
     Net repayments on notes payable to bank........................................      (540,000)    (2,420,000)
     Repayments on other notes payable..............................................      (100,000)      (300,000)
     Repayments on long-term debt...................................................      (610,004)      (110,004)
     Repayments on capital lease obligations........................................      (162,164)      (102,264)
     Proceeds from sale of common stock.............................................        21,878      5,103,161
     Payment of offering costs......................................................       --            (508,829)
                                                                                       -----------    -----------
                    Net cash provided by (used in) financing activities.............    (1,390,290)     1,662,064
                                                                                       -----------    -----------
                    Net increase (decrease) in cash and cash equivalents............     1,547,558       (146,357)
Cash and cash equivalents at beginning of year......................................        65,069        211,426
                                                                                       -----------    -----------
Cash and cash equivalents at end of year............................................   $ 1,612,627    $    65,069
                                                                                       -----------    -----------
                                                                                       -----------    -----------
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
          Interest..................................................................   $   103,270    $   385,748
                                                                                       -----------    -----------
                                                                                       -----------    -----------
          Income taxes..............................................................   $   644,106    $   358,488
                                                                                       -----------    -----------
                                                                                       -----------    -----------
Supplemental disclosure of noncash investing and financing activities:
     The Company entered into capital lease agreements for office equipment totaling
      $191,228 and $124,473 for the years ended September 30, 1997 and 1996, respectively.

                See accompanying notes to financial statements.

                        PARAVANT COMPUTER SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1996

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) BUSINESS

     Paravant Computer Systems, Inc., (the 'Company') is engaged in the design, development, production and sales of computer and communication systems, specializing in rugged, hand-held and laptop computer products. The principal customers of the Company are United States Department of Defense contractors who are subject to federal budgetary implications. The work is performed under general fixed price purchase orders and on a general production basis.

(B) CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include all highly liquid debt instruments purchased with a maturity of three months or less.

(C) ACCOUNTS RECEIVABLE

     Management has provided an allowance for doubtful accounts receivable in the amount of $141,497 and $12,353 as of September 30, 1997 and 1996, respectively.

(D) INVENTORY

     Inventory is stated at the lower of cost or market using the weighted average cost method. The Company provides an obsolescence reserve for inventory as it becomes unusable or obsolete.

(E) DEPRECIATION AND AMORTIZATION

     The cost of property, plant and equipment is depreciated over the estimated useful lives of the related assets ranging from 5 to 7 years using the straight-line method. Intangible assets include exclusive rights to a printed circuit board and certain software and are being amortized over the estimated useful lives of the technology of five to ten years using the straight-line method. Demonstration pool assets are being amortized over their estimated useful lives of three years using the straight-line method. The Company also has custom molds which are amortized over their estimated useful lives of ten years using the straight-line method.

(F) REVENUE AND COST RECOGNITION

     The Company recognizes revenues on product sales when the customer accepts title, which typically occurs upon shipment. At September 30, 1997 and 1996, the Company had product sales of $1,241,111 and $4,144,207, respectively, for which title had been transferred to a customer although physical product remained on Company premises at the convenience of the customer. The Company allows customers to return products under warranty for up to one year for repair and accrues a reserve for future warranty costs at the time of product sales. The warranty reserve was $75,000 and $54,505 as of September 30, 1997 and 1996, respectively.

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

                        PARAVANT COMPUTER SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

(H) STOCK OPTION PLAN

     Prior to October 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ('APB') Opinion No. 25, 'Accounting for Stock Issued to Employees', and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On October 1, 1996, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 123, 'Accounting for Stock-Based Compensation', which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in the first fiscal year beginning after December 15, 1994 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(I) EARNINGS PER SHARE

     Earnings per share have been computed by dividing adjusted net income by the weighted average number of common shares and share equivalents outstanding. The adjustment to net income assumes the investment of excess proceeds received from the assumed exercise of common stock equivalents, net of related income taxes, using the modified treasury stock method. Common equivalent shares included in the computation represent shares issueable upon assumed exercise of stock options and warrants. Common stock authorized, issued and outstanding as of September 30, 1997 and 1996 reflects the effects of a 3-for-1 common stock split authorized on July 25, 1996 by the Board of Directors.

     Fully diluted earnings per common share amounts did not differ from amounts computed under the primary computation for the years ended September 30, 1997 and 1996.

(J) USE OF ESTIMATES

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

(K) FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, 'Earnings Per Share.' SFAS No. 128 supersedes APB Opinion No. 15, 'Earnings Per Share,' and specifies the computation, presentation, and disclosure requirements for earnings per share ('EPS') for entities with publicly held common stock or potential common stock. SFAS No. 128 was issued to simplify the computation of EPS. It requires dual presentation of basic and diluted EPS on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data presented shall be restated to conform to SFAS No. 128.

                        PARAVANT COMPUTER SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

(2) INVENTORY

     The following is a summary of inventory at September 30, 1997 and 1996:

                                                              1997          1996
                                                           ----------    ----------

Raw materials...........................................   $2,149,401    $1,835,286
Work in process.........................................    1,490,621       474,940
Finished goods..........................................      263,516       269,243
                                                           ----------    ----------
                                                            3,903,538     2,579,469
Reserve for obsolete inventory..........................     (441,765)      (75,577)
                                                           ----------    ----------
                                                           $3,461,773    $2,503,892
                                                           ----------    ----------
                                                           ----------    ----------

(3) PROPERTY, PLANT AND EQUIPMENT

     The following is a summary of property, plant and equipment at September 30, 1997 and 1996:

                                                              1997          1996
                                                           ----------    ----------

Office equipment........................................   $1,305,028    $  930,332
Factory equipment.......................................      271,403       209,833
Leasehold improvements..................................      199,945        14,307
                                                           ----------    ----------
          Total cost....................................    1,776,376     1,154,472
Less accumulated depreciation...........................     (861,937)     (636,957)
                                                           ----------    ----------
                                                           $  914,439    $  517,515
                                                           ----------    ----------
                                                           ----------    ----------

     Depreciation and amortization expense on these assets amounted to $237,370 and $196,757 for the years ended September 30, 1997 and 1996, respectively.

(4) INTANGIBLE ASSETS

     These assets consist of exclusive rights to a printed circuit board and certain software. Cost and accumulated amortization of these assets at September 30, 1997 and 1996 are as follows:

                                                               1997         1996
                                                             ---------    ---------

Cost......................................................   $ 272,500    $ 267,500
Accumulated amortization..................................    (207,625)    (178,375)
                                                             ---------    ---------
                                                             $  64,875    $  89,125
                                                             ---------    ---------
                                                             ---------    ---------

     Total amortization expense on these assets was $29,250 and $28,500 for the years ended September 30, 1997 and 1996, respectively.

(5) DEMONSTRATION POOL AND CUSTOM MOLDS

     These assets consist of equipment held in the demonstration pool and custom molds. Cost and accumulated amortization of these assets at September 30, 1997 and 1996 are as follows:

                                                               1997         1996
                                                             ---------    ---------

Cost......................................................   $ 762,549    $ 699,723
Accumulated amortization..................................    (500,027)    (418,414)
                                                             ---------    ---------
                                                             $ 262,522    $ 281,309
                                                             ---------    ---------
                                                             ---------    ---------

     Total amortization expense on these assets was $81,613 and $41,457 for the years ended September 30, 1997 and 1996, respectively.

                        PARAVANT COMPUTER SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

(6) NOTES PAYABLE TO BANK

     The Company has a line of credit with a bank totaling $4,000,000 which is due on demand and, at September 30, 1997, bears interest at the prime rate for secured borrowings under prescribed levels or the 30 or 60 day LIBOR rates plus 2.70% and the prime rate plus .50% for other borrowings. Secured borrowings are collateralized by accounts receivable, inventory and equipment. The amount outstanding under these credit agreements at September 30, 1997 and 1996 was $-0- and $540,000, respectively. The credit agreements do not contain any material financial covenants.

(7) OTHER NOTES PAYABLE

     In August 1995, the Company issued subordinated, convertible promissory notes payable ('Notes') in the principal amount of $400,000. The Notes also had 480,000 warrants attached for $.003 per warrant exercisable at $2.00 per share. A portion of these notes totaling approximately $98,000 were manditorily convertible into 120,000 shares of the Company's common stock at a conversion price of $.82 in the event the Company completed a public offering of its common stock prior to January 1, 1996. The Company did not complete the public offering prior to January 1, 1996 and the conversion feature expired. The Notes, which bore interest at 6%, had an outstanding balance of $-0- and $100,000 at September 30, 1997 and 1996, respectively.

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

(8) LONG-TERM DEBT

     The following is a summary of long-term debt at September 30, 1997 and 1996:

                                                                         1997         1996
                                                                       ---------    ---------

Note payable to bank bearing an initial interest rate of 7.25%;
  interest rate adjusted monthly to 1.50% above the prime rate;
  interest and principal due in sixty monthly installments including principal of $9,167 per payment; final payment due October of
  1998; secured by accounts receivable, inventory and equipment.....   $ 119,151    $ 229,155
Note payable to bank bearing interest at the prime rate; interest due monthly, principal balance due March 31, 1998; secured by
  accounts receivable, inventory and equipment......................      --          500,000
Less current maturities.............................................    (110,004)    (110,004)
                                                                       ---------    ---------
     Long-term debt, less current maturities........................   $   9,147    $ 619,151
                                                                       ---------    ---------
                                                                       ---------    ---------

     Scheduled principal payments for future periods are as follows:

YEAR ENDING SEPTEMBER 30,
-------------------------
1998..........................................................   $110,004
1999..........................................................      9,147
                                                                 --------
                                                                 $119,151
                                                                 --------
                                                                 --------

     The carrying amount of the Company's long-term debt approximates its fair value because the debt bears interest at borrowing rates currently available to the Company for bank loans with similar terms and maturities.

                        PARAVANT COMPUTER SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

(9) LEASES

     The Company is obligated under various capital leases for office equipment and building improvements. At September 30, 1997 and 1996, respectively, property, plant and equipment included net capital lease assets of $293,096 and $197,423.

     The Company also has several noncancellable operating leases. Under these arrangements, the Company leases its current office facilities at a rate of $9,176 per month. In addition, the Company leases a residential unit from a related partnership under a month-to-month lease at a rate of $1,000 per month. The Company also leases automobiles and equipment with lease terms into June of 1999. Rent expense under operating lease agreements totaled $185,306 and $151,924 for the years ended September 30, 1997 and 1996, respectively.

     The following is a schedule by years of future minimum lease payments under capital and operating leases together with the present value of the net minimum lease payments as of September 30, 1997:

                                                                         CAPITAL     OPERATING
YEAR ENDING SEPTEMBER 30,                                                LEASES       LEASES
------------------------                                                ---------    ---------

1998.................................................................   $ 137,340    $ 137,960
1999.................................................................      60,229      126,619
2000.................................................................      14,675      116,946
2001.................................................................      --          110,117
2002.................................................................      --           27,529
                                                                        ---------    ---------
          Total minimum lease payments...............................     212,244    $ 519,171
                                                                                     ---------
                                                                                     ---------
Less amounts representing interest...................................     (16,053)
                                                                        ---------
          Present value of net minimum lease payments................     196,191
Less current maturities..............................................    (124,839)
                                                                        ---------
Capital lease obligations............................................   $  71,352
                                                                        ---------
                                                                        ---------

     The carrying value of the Company's capital lease obligations approximates its fair value because the leases bear interest at borrowing rates currently available to the Company for leases with similar terms and maturities.

(10) STOCKHOLDERS' EQUITY

     Common stock authorized, issued and outstanding as of September 30, 1997 and 1996 reflects the effects of a 3-for-1 common stock split effected on July 25, 1996 by the Board of Directors.

     The Company entered into an agreement with an underwriter in connection with its initial public offering ('IPO') which was consummated in June 1996. The agreement provides for monthly consulting fees for the underwriter of $3,500 per month. The agreement also provides a 5.00% fee of the cost of an acquisition to be paid to the underwriter on any merger or acquisition for a period extending two years subsequent to the IPO date.

(11) STOCK OPTIONS

     Common stock options and related exercise prices have been adjusted below, where applicable, to reflect the effects of the aforementioned 3-for-1 common stock split effected on July 25, 1996.

     On December 22, 1993, the Company granted options under a nonqualified stock option plan ('nonqualified plan') to employees to purchase 74,799 shares of the Company's common stock at an exercise price of $.24 per share. The terms of these options provide that the options may be exercised during a period beginning December 22, 1994 and ending six years from the date the options were granted. The Company terminated the nonqualified plan on November 22, 1994.

                        PARAVANT COMPUTER SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

     On November 22, 1994, the Company granted options to a key officer to purchase 182,977 shares of the Company's common stock at an exercise price of $.72 per share. The terms of these options provide that the options are exercisable through November 22, 2004.

     On November 22, 1994, the Company reserved 900,000 shares of common stock for its qualified incentive stock option plan ('qualified plan'). On March 14, 1996 the Company increased the options reserved under the qualified plan from 900,000 to 1,455,000. The terms of these options provide that the options are exercisable at 33% per year and expire ten years after the date of grant. The qualified plan is administered by the Company's Board of Directors or a committee thereof. The qualified plan gives broad powers to the Board of Directors to administer and interpret the Plan, including the authority to select the individuals to be granted options and to prescribe the particular form and conditions of each option granted. All options are granted at an exercise price equal to the fair market value or 110 percent of the fair market value of the Company's common stock on the date of the grant. Awards may be granted pursuant to the qualified plan through November 22, 2004. The qualified plan may be terminated earlier by the Board of Directors at its sole discretion.

     On March 14, 1996, the Company reserved 45,000 shares under a plan to benefit the nonemployee directors under terms similar to the qualified plan ('directors nonqualified plan'). The terms of these options provide that the options are exercisable on the date of grant and expire ten years after the date of grant. The directors nonqualified plan provides that each nonemployee director be granted options to purchase 7,500 shares at the fair market value on the date of the director's election to the Board.

     At September 30, 1997, there were 519,357 and 15,000 additional shares available for grant under the qualified plan and directors nonqualified plan, respectively. Using the Black Scholes option-pricing model, the per share weighted-average fair value of stock options granted during 1997 where exercise price equals the market price of the stock on the grant date was $4.85. The per share weighted-average fair value of stock options granted during 1996 where exercise price equals the market price of the stock on the grant date or exercise price is greater than the market price of the stock on the grant date was $1.30 and $1.21 respectively.

     The following weighted average assumptions were used:

                                                                        1997           1996
                                                                     ----------      ---------

Exercise price equal to market price on grant date
     Expected risk-free interest rate.............................         6.13%          5.58%
     Expected life................................................    8.0 years      8.0 years
     Expected volatility..........................................       122.72%        113.38%
     Expected dividend yield......................................         0.00%          0.00%
Exercise price greater than market price on grant date
     Expected risk-free interest rate.............................       --               5.58%
     Expected life................................................       --          8.0 years
     Expected volatility..........................................       --             113.38%
     Expected dividend yield......................................       --               0.00%

     The Company applies APB Opinion No. 25 in accounting for its option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements for stock options granted. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                        PARAVANT COMPUTER SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

                                                                                 1997         1996
                                                                              ----------    --------

Net income           As reported...........................................   $1,141,791    $702,153
                     Pro forma.............................................   $  629,758    $571,507
Earnings per share   As reported...........................................   $     0.10    $   0.10
                     Pro forma.............................................         0.06        0.09

     Pro forma net income reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 3 years and compensation cost for options granted prior to October 1, 1995 is not considered.

     Stock option activity during the periods indicated is as follows:

                                                                            NUMBER OF    WEIGHTED- AVERAGE
                                                                             SHARES       EXERCISE PRICE
                                                                            ---------    ----------------

Outstanding at September 30, 1995........................................     639,777         $  .68
     Granted.............................................................     381,000           1.45
     Exercised...........................................................      (6,038)           .31
     Forfeited...........................................................     (14,763)           .78
                                                                            ---------
Outstanding at September 30, 1996........................................     999,976            .98
     Granted.............................................................     223,000           5.18
     Exercised...........................................................     (37,614)           .60
     Forfeited...........................................................     (15,608)          3.16
                                                                            ---------
Outstanding at September 30, 1997........................................   1,169,754           1.76
                                                                            ---------
                                                                            ---------

     At September 30, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $.24 to $.72 for 467,504 shares; $.72 to $.79 for 120,000 shares; and $1.33 to $6.00 for 582,250 shares at 5.17 years, 7.15 years and 8.54 years, respectively.

     At September 30, 1997 and 1996, the number of options exercisable was 597,754 and 365,628, respectively, and the weighted-average exercise price of those options was $.97 and $.65, respectively.

(12) WARRANTS

     In connection with the Company's IPO of common stock in June of 1996, the Company issued 4,830,000 warrants exercisable for a period of five years commencing November 30, 1997 at an exercise price of $2.00 per share, subject to adjustment in certain circumstances. The Company, at its option during the exercise period of the warrants, may redeem the warrants, after November 30, 1997, upon notice of not less than 30 days, at a price of $.0167 per warrant provided that the last sale price of the Company's common stock on the Nasdaq National Market has exceeded $2.83 per share (subject to adjustment) for a period of 30 consecutive trading days. As of September 30, 1997, no warrants have been exercised. In addition, in connection with the IPO, the Company issued warrants to the underwriter to purchase up to 300,000 shares of common stock at $2.00 per share and up to 420,000 warrants at $.04 per warrant. The underwriter's warrants are exercisable during the four-year period commencing June 3, 1997.

(13) RESEARCH AND DEVELOPMENT

     Research and development costs are expensed when incurred and are included in selling and administrative expense. The amounts charged to expense were $611,295 and $382,750 for the years ended September 30, 1997 and 1996, respectively.

                        PARAVANT COMPUTER SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

(14) INCOME TAXES

     The components of income tax expense (benefit) for the years ended September 30, 1997 and 1996 are as follows:

                                                           CURRENT     DEFERRED      TOTAL
                                                           --------    ---------    --------
1997:
     Federal............................................   $683,579    $(184,143)   $499,436
     State..............................................    126,023      (31,230)     94,793
                                                           --------    ---------    --------
                                                           $809,602    $(215,373)   $594,229
                                                           --------    ---------    --------
                                                           --------    ---------    --------
1996:
     Federal............................................   $292,008    $  26,620    $318,628
     State..............................................     54,749        2,439      57,188
                                                           --------    ---------    --------
                                                           $346,757    $  29,059    $375,816
                                                           --------    ---------    --------
                                                           --------    ---------    --------

     Following is a reconciliation of the expected income tax expense computed by applying the U.S. federal income tax rate of 34% to income before income taxes and the actual income tax provision for the years ended September 30, 1997 and 1996:

                                                                           1997        1996
                                                                         --------    --------
Computed 'expected' tax expense.......................................   $590,247    $366,509
Increase (decrease) in income taxes resulting from:
     State income taxes, net of federal income tax benefit............     52,358      36,134
     Nondeductible meals and entertainment expense....................      7,200       6,270
     Research and experimentation credit..............................    (31,951)    (12,372)
     Other, net.......................................................    (23,625)    (20,725)
                                                                         --------    --------
                                                                         $594,229    $375,816
                                                                         --------    --------
                                                                         --------    --------

     Deferred income taxes as of September 30, 1997 and 1996 reflect the impact of 'temporary differences' between amounts of assets and liabilities for financial statement purposes and such amounts as measured by tax laws. The temporary differences give rise to deferred tax assets and liabilities which are summarized below as of September 30, 1997 and 1996:

                                                                          1997         1996
                                                                        ---------    --------
Gross deferred tax liabilities:
     Capitalized costs...............................................   $ (36,392)      --
     Accumulated depreciation........................................     (81,342)   $(46,426)
                                                                        ---------    --------
          Total gross deferred tax liabilities.......................    (117,734)    (46,426)
                                                                        ---------    --------
Gross deferred tax assets:
     Inventory.......................................................     255,166      61,972
     Accounts receivable.............................................      53,245       --
     Warranty expense................................................      28,223      20,510
     Accrued vacation and sick leave.................................      54,996      45,956
     Accrued incentive compensation..................................      26,341      11,289
     Deferred revenue................................................       8,292       --
     Net operating loss carryforwards................................      --           1,554
     Research credits................................................      38,914      37,215
                                                                        ---------    --------
          Total gross deferred tax assets............................     465,177     178,496
                                                                        ---------    --------
          Total net deferred tax assets..............................   $ 347,443    $132,070
                                                                        ---------    --------
                                                                        ---------    --------

     A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the

                        PARAVANT COMPUTER SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of September 30, 1997 and 1996, no valuation allowance has been recognized in the accompanying financial statements for the deferred tax assets because the Company believes that sufficient projected future taxable income will be generated to fully utilize the benefits of these deductible amounts.

(15) RETIREMENT PLAN

     The Company has a defined contribution retirement plan covering substantially all employees who have completed 1,000 hours of service. Retirement expense incurred was $53,597 and $19,098 for the years ended September 30, 1997 and 1996, respectively.

(16) RELATED PARTY TRANSACTIONS

     In March 1996, prior to the 3-for-1 common stock split authorized on July 25, 1996 by the Board of Directors, certain stockholders of the Company sold an aggregate of 308,581 shares of common stock to private investors at a purchase price of $4 per share. A portion of the proceeds from these sales totaling $802,294 was advanced to the Company in April 1996 pursuant to promissory notes having an interest rate of 6% per annum. Such amounts, plus accrued interest thereon, were due and payable on the earlier of April 15, 1997 or the date which is ten days after the consummation of the Company's IPO. All amounts borrowed by the Company under these promissory notes were repaid prior to September 30, 1996.

(17) CONTINGENCIES

     In March 1996, the Company's former counsel rendered an invoice to the Company totaling approximately $365,000 for legal fees and expenses representing both general corporate services as well as services relating to the Company's IPO. The Company contested the invoice and accrued an estimate for the settlement, if any, of these fees. In March 1996, the Company's former counsel filed an action against the Company, its current underwriter and certain other defendants, alleging, among other things, breach of contract, failure to pay attorneys fees, fraud, copyright infringement and defamation by the Company in connection with the aforementioned services as well as claiming a finder's fee with respect to the underwriter's relationship with the Company. In September 1997, the plaintiff filed an amended complaint increasing his claim for legal services from approximately $365,000 to approximately $415,000. The plaintiff is also seeking punitive damages of $1,000,000 from the Company. The Company filed an answer denying the claims asserted by plaintiff and has asserted defenses and counterclaims against the plaintiff seeking recovery of amounts paid to the plaintiff, punitive damages and court costs.

     In September 1996, a former Company employee filed an action against the Company and certain other defendants alleging retaliatory personnel actions instituted by the defendants against the plaintiff. The Plaintiff is seeking from the defendants an amount of $950,000 plus interest, related costs and attorneys fees. The Company has filed a motion to dismiss the plaintiff's amended complaint and intends to vigorously defend this lawsuit.

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

                        PARAVANT COMPUTER SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

(18) CONCENTRATION OF CREDIT RISK

     The Company has a high concentration of sales to a few customers who accounted for 89% and 95% of revenue for the years ended September 30, 1997 and 1996, respectively. A summary of sales and accounts receivable to the customers that exceed 10% of sales or accounts receivable for the years ended September 30, 1997 and 1996 are as follows:

                                                                  1997                     1996
                                                          ---------------------    ---------------------
                                                            SALES       % TOTAL      SALES       % TOTAL
                                                          ----------    -------    ----------    -------

Customer A.............................................   $6,094,617       46%     $5,094,104       49%
Customer B.............................................    4,684,013       36       2,255,433       21
Customer C.............................................      871,468        7          --         --
Customer D.............................................       --         --         1,609,725       15
Customer E.............................................       --         --         1,079,408       10

                                                           ACCOUNTS                 ACCOUNTS
                                                          RECEIVABLE    % TOTAL    RECEIVABLE    % TOTAL
                                                          ----------    -------    ----------    -------

Customer A.............................................   $1,556,040       37%     $4,982,408       70%
Customer B.............................................    1,663,296       39       1,009,630       14
Customer C.............................................      657,596       16          --         --
Customer D.............................................       --         --           906,966       13

(19) FOURTH QUARTER RESULTS

     Adjustments were made to increase inventory during the fourth quarter of the years ended September 30, 1997 and 1996 in the amounts of $195,975 and $433,000, respectively, before related income taxes. These adjustments were made to adjust perpetual records to physical counts. The Company was not able to determine the amount of the adjustments that related to the fourth quarter or the prior quarters.

     In addition, another adjustment was made in the fourth quarter of the year ended September 30, 1996 to record accrued incentive compensation in the amount of $140,000 before related taxes. The accrued compensation was discretionary and was substantially related to fourth quarter sales.

(20) SUBSEQUENT EVENT

     On November 20, 1997, the Company granted options under its qualified plan to employees to purchase 226,000 shares of the Company's common stock at an exercise price of $4.25 per share which was the market price of the shares at the date of issuance.

     On November 20, 1997, the Company granted special options to the three nonemployee directors (1997 special option plan) exercisable for ten years from the date of issuance for the purchase of an aggregate of up to 24,000 shares at an exercise price of $4.25 per share, the market price of the shares at the date of issuance. Although not granted under the existing directors' nonqualified plan, the 1997 special option plan is subject to terms substantially similar to those applicable to options granted under the directors' nonqualified plan. The 1997 special options are evidenced by stock option agreements between the Company and the subject directors.

     In October of 1997, the Company announced that it entered into negotiations related to an acquisition. The terms of the acquisition, including price and acquisition date, have not yet been determined.