Form 10QSB
period 1997-12-31
PARAVANT COMPUTER SYSTEMS INC /FL/
filed 1998-02-11
CIK 944405

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10 QSB

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 1997

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period           to
Commission file number:   0-28114

                         PARAVANT COMPUTER SYSTEMS. INC.

        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Florida                                  59-2209179
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

                  At February 6, 1998, there were outstanding
          8,002,710 shares of Common Stock, $.015 par value per share.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                         PARAVANT COMPUTER SYSTEMS. INC.

                                      INDEX

                                                                               PAGE
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited):
Condensed Balance Sheet - December 31, 1997.................................... 3

Condensed Statements of Operations for the three months ended December 31,
1997 and 1996.................................................................. 5

Condensed Statements of Cash Flows for the three months
ended December 31, 1997 and 1996............................................... 6

Notes to Condensed Financial Statements........................................ 8

Item 2. Management's Discussion and Analysis of Operations.....................10

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.......................................14

SIGNATURES.....................................................................15


                         PARAVANT COMPUTER SYSTEMS, INC.

                             Condensed Balance Sheet

                                December 31, 1997



                                     Assets                     (Unaudited)
Current assets:
    Cash and cash equivalents                                   $ 2,608,526
    Accounts receivable, net                                      2,813,899
    Employee receivables and advances                                 8,500
    Inventory, net (note 2)                                       3,563,335
    Prepaid expenses                                                103,219
    Deferred income taxes                                           426,263
                                                                -----------
        Total current assets                                      9,523,742

Prepaid expenses                                                    226,787

Property, plant and equipment, net                                  869,002

Intangible assets, net                                               57,750

Demonstration pool and custom molds, net                            268,049

Other assets                                                        452,424

                                                                -----------
        Total assets                                            $11,397,754
                                                                ------------


See accompanying notes to condensed financial statements.


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                      (Unaudited)
Current liabilities:
  Current maturities of long-term debt                                  $   91,650
  Current maturities of capital lease obligations                          102,847
  Accounts payable                                                         938,409
  Accrued commissions                                                      545,253
  Accrued expenses                                                         936,724
  Income taxes payable                                                     236,395
                                                                        ----------

          Total current liabilities                                      2,851,278

Capital lease obligations, less current maturities                          58,783
Deferred income taxes, net                                                  78,820
                                                                        ----------

        Total liabilities                                                2,988,881
                                                                        ----------

Stockholders' equity:
    Preferred stock, par value $.01 per share.
        Authorized 2,000,000 shares, none issued                               --
    Common stock, par value $.015 per share.
        Authorized 30,000,000 shares, issued and
        outstanding 8,002,710 shares                                       120,041

    Additional paid-in capital                                           5,069,323
    Retained earnings                                                    3,219,509
                                                                        ----------

        Total stockholders' equity                                       8,408,873
                                                                        ----------

    Total liabilities and stockholders' equity                         $11,397,754
                                                                      ============

                         PARAVANT COMPUTER SYSTEMS, INC.

                        Condensed Statements of Operations

                    For the three months ended December 31, 1997 and 1996

                                                                       (Unaudited)
                                                                    1997          1996
                                                                    ----          ----
Revenues                                                         $ 3,597,965     1,931,092

Cost of revenues                                                   1,975,269     1,054,127
                                                                  ----------    ----------
        Gross profit                                               1,622,696       876,965

Selling and administrative expense                                 1,346,220       997,983
                                                                  ----------   -----------
        Income (loss) from operations                                276,476      (121,018)

Other income (expense):
    Interest expense                                                  (6,363)      (44,213)
    Miscellaneous                                                     27,886           102
                                                                  ----------   -----------
        Income (loss) before income taxes                            297,999      (165,129)
Income tax expense (benefit)                                         100,840       (57,570)
                                                                  ----------   -----------
        Net income (loss)                                         $  197,159      (107,559)
                                                                  ----------   -----------

Basic earnings (loss) per share                                   $     .025         (.014)

Diluted earnings (loss) per share                                 $     .017         (.014)

Weighted average number of common
      shares outstanding                                           7,995,865     7,968,330

Weighted average number of commom
      shares and dilutive potential
      common shares outstanding                                   11,862,288    12,729,131




See accompanying notes to condensed financial statements.

                         PARAVANT COMPUTER SYSTEMS, INC.

                       Condensed Statements of Cash Flows

              For the three months ended December 31, 1997 and 1996

                                                                        (Unaudited)
                                                                      1997            1996
                                                                      ----            ----
Cash flows from operating activities:
    Net income (loss)                                           $    197,159      (107,559)
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                             107,113        97,449
           Writedown on leasehold improvements                        11,311            --
           Deferred income taxes                                          --       (57,570)
           Increase (decrease) in cash caused by changes in:
               Accounts receivable                                 1,269,016       923,420
               Employee receivables and advances                      19,621        69,307
               Inventory                                            (101,562)     (759,398)
               Prepaid expenses                                       (5,634)       19,442
               Other assets                                         (360,231)       (3,639)
               Accounts payable                                      343,042      (296,151)
               Accrued commissions                                   (25,306)     (108,376)
               Accrued expenses                                      (64,820)      (47,142)
               Income taxes payable                                 (262,560)     (334,993)
                                                                 -----------    ----------
                  Net cash provided by (used in)
                   operating activities                            1,127,149      (605,210)
                                                                 -----------    ----------

Cash flows fiom investing activities:
    Acquisitions of property, plant and equipment                    (52,062)      (16,533)
    Acquisitions of demonstration pool and custom molds              (19,327)      (42,847)
                                                                  ----------    ----------
                  Net cash used in investing activities              (71,389)      (59,380)
                                                                  ----------    ----------


                                                                  (Continued)

                         PARAVANT COMPUTER SYSTEMS, INC.

                                                                        (Unaudited)
                                                                     1997          1996
                                                                     ----          ----
Cash flows from financing activities:
    Net proceeds from (repayments on) notes payable to bank               --       940,000
    Repayments on other notes payable                                     --       (50,000)
    Repayments on long-term debt                                     (27,501)      (27,501)
    Repayments on capital lease obligations                          (34,561)      (54,554)
    Proceeds from sale of common stock                                 2,201        13,785
                                                                 -----------   -----------
           Net cash provided by (used in) financing activities       (59,861)      821,730
                                                                 -----------    ----------
           Net increase in cash and cash equivalents                 995,899       157,140
Cash and cash equivalents at beginning of the period               1,612,627        65,069
                                                                 -----------   -----------
Cash and cash equivalents at end of the period                   $ 2,608,526       222,209
                                                                 ===========   ===========
Supplemental disclosures of cash flow information:
           Cash paid during the period  for:
           Interest                                              $     2,708        39,099
                                                                 ============  ===========
           Income taxes                                          $   363,400       315,000
                                                                 ============  ===========





See accompanying notes to condensed financial statements.

                         PARAVANT COMPUTER SYSTEMS, INC.

                     Notes to Condensed Financial Statements

                           December 31, 1997 and 1996

(1) Basis of Presentation

    The accompanying unaudited condensed financial statements of Paravant Computer Systems, Inc. (the "Company"), have been prepared in accordance with the instructions and requirements of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements, reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal years.

    These condensed financial statements and footnotes should be read in conjunction with the Company's audited financial statements for the fiscal years ending September 30, 1997 and 1996 included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. The accounting principles used in preparing these condensed financial statements are the same as those described in such statements.

(2) Inventory

    The following is a summary of inventory at December 31, 1997:

        Raw materials                                      $ 2,116,869
        Work in progress                                     1,888,231
        Finished goods                                             --
                                                          ------------
                                                             4,005,100
        Reserve for obsolete inventory                        (441,765)
                                                          ------------
                                                           $ 3,563,335
                                                          ============


                                                              (Continued)

                         PARAVANT COMPUTER SYSTEMS, INC.

                     Notes to Condensed Financial Statements

 (3) Basic and Diluted Earnings (Loss) Per Share

    On October 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 superseded APB Opinion No. 15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. It also requires that prior period earnings per share be restated to conform to the requirements of SFAS No. 128.

    Basic earnings (loss) per share for the three months ended December 31, 1997 and 1996 have been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share for the three months ended December 31, 1997 have been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding. Diluted loss per share for the three months ended December 31, 1996 is the same as basic loss per share because of the antidilutive impact of potential common shares.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of
Operations

RESULTS OF OPERATIONS
Three Months ended December 31, 1997 vs. December 31, 1996

         Revenues for the quarter ended December 31, 1997 were $3,597,965, an increase of $1,666,873 or 86% over the quarter ended December 31, 1996 revenues of $1,931,092. This increase is primarily due to Paravant's strong backlog ($12,667,941 at December 31, 1997) and continued full scale production deliveries to Raytheon in support of the U.S. Marine Corps HAWK/AVENGER Air Defense missile system upgrade and additional requirements of Lockheed Martin's Enhanced Diagnostic Aid ("EDNA") systems for use by the U.S. Air Force on F-16 Fighter Aircraft and the F-117A Stealth Fighter.

         Gross profit was $1,622,696 for the quarter ended December 31, 1997 or 45% of sales, compared to $876,965 or 45% in the quarter ended December 31, 1996, a total increase of $745,731 or 85%. This increase in gross profitability results primarily from the increased revenues discussed above.

         Selling and administrative expenses of $1,346,220 in the quarter ended December 31, 1997, increased by $348,237 or 35% from the quarter ended
December 31, 1996 expenses of $997,983. As a percentage of sales, selling and administrative expenses decreased by 15% to 37% for the quarter ended
December 31, 1997 compared to 52% for the quarter ended December 31, 1996.
The increased selling and administrative costs are due primarily to increased sales commissions directly attributable to the increased sales discussed earlier herein as well as increased employee benefit expenditures and increased professional fees.

         Income from operations was $276,476 for the quarter ended December 31, 1997 compared to a loss from operations of $(121,018) in the quarter ended December 31, 1996, an improvement of $397,494. As a percentage of sales, income from operations improved to 8% in the quarter ended December 31, 1997 from (6%) in the quarter ended December 31, 1996. The improvement to income from operations overall resulted primarily from increased revenues and gross profits, offset in part by increased selling and administrative expenses as discussed above.

         Interest expense for the quarter ended December 31, 1997 was reduced by $37,850 or 86% to $6,363 compared to $44,213 in the quarter ended December 31, 1996. As a percentage of sales, interest expense decreased to 0.2% in the quarter ended December 31, 1997 from 2% in the quarter ended December 31, 1996. This decrease is due to a significant decline in outstanding debt balances made possible by application of a portion of the proceeds of the Company's initial public offering of securities in June 1996 ("IPO").

         As a result, the Company's net income improved by 283% to $197,159 in the quarter ended December 31, 1997 compared to a net loss of $(107,559) in 1996. Net income as a percentage of sales was 5% in the quarter ended December 31, 1997 compared to a net loss as a percentage of sales of (6%) in the quarter ended December 31, 1996. The improvement in net income overall, resulted primarily from increased revenues and gross profits, offset in part by increased selling and administrative expenses as discussed above.

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

      The Company has a secured revolving credit arrangement with National City Bank in Dayton, Ohio (the "Bank") for a credit line of up to $4,000,000 that is due on demand and bears interest at the prime rate for secured borrowings and prime rate plus 0.5% for undersecured borrowings. All borrowings are collateralized by accounts receivable, inventory and equipment. Such arrangement is subject to a borrowing base formula involving certain accounts receivable, inventory and equipment. As of December 31, 1997, there were no borrowings outstanding under this arrangement. The Company intends to maintain this arrangement with the Bank for the foreseeable future, although there can be no assurance that the Bank will not in the future demand repayment of any amounts then outstanding under its loan arrangement. The Company also has a secured term loan provided by the Bank bearing interest at a rate adjusted monthly to prime plus 1.5% at December 31, 1997. Monthly principal payments of $9,167 are due through October 1998. All borrowings thereunder are secured by a lien on accounts receivable, inventory and equipment. As of December 31, 1997, there was approximately $91,650 outstanding under this arrangement with the Bank. The Company also has capital lease obligations of $161,630 at December 31, 1997. These capital lease obligations bear interest rates of 1.25% to 1.50% over the prime rate and are expected to be satisfied within 3 years.

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

      The Company's operating cash flow was $1,127,149 for the quarter ended December 31, 1997, $3,448,740 for fiscal 1997, and negative $(1,426,090) in fiscal 1996. The improvement in the Company's operating cash flow results primarily from improved net income as discussed above and improved working capital as more fully presented in the Condensed Statements of Cash Flows for the quarter ended December 31, 1997. Negative cash flow for the year ended September 30, 1996 was primarily associated with general increases in inventory levels and temporary increases associated with accounts receivable, all in support of the Company's rapid increase in operations reflected by the growth in annual revenues from $4,621,527 in fiscal 1993 to $10,495,063 in fiscal 1996, an increase of almost 127%.

      Due to the Company's orders related to U.S. Department of Defense procurements, the operations of the Company have been cyclical and generally result in a significant increase in deliveries and revenues in the fourth quarter of its fiscal year ending on September 30. Due to the Company's strong backlog and increased revenues, this cycle is less significant in the current quarter, resulting in a significant improvement in cash provided from operations, as discussed earlier herein and less significant changes in inventory levels than the prior period. This change is evidenced by an increase in first quarter revenues and operating cash flows.

     Generally, accounts receivable at the end of each quarter are collected within the following quarter. However, the Company's major customer, Raytheon, has traditionally averaged approximately 80 to 100 days in satisfaction of outstanding accounts receivable balances. This situation is improving through negotiation with Raytheon, and Management believes that average outstanding balances will be reduced to more traditional levels approximating 45 days, in the future although there can be no assurance of such. The Company's total outstanding accounts receivable balance of $2,813,899 at December 31, 1997 has been subsequently reduced by approximately $1,141,703 in cash collections.
We have provided a reserve for certain older balances of $141,497. This reserve is believed to be more than sufficient to address any uncollectible balances outstanding as of December 31, 1997.

      As of December 31, 1997 and 1996, the Company's backlog was $12,667,941 and $12,633,229, respectively, consisting of firm fixed price purchase orders. All of these purchase orders are expected to generate profits within the Company's historical levels and the Company believes that the completion of the orders comprising its backlog, and any new orders which may be accepted by the Company in the future, should not result in additional liquidity pressures which cannot be addressed in a manner consistent with the Company's past practices. The Company presently expects to manufacture and deliver $7,168,578 of the products in backlog within the next 12 months. The remaining $5,499,363 of products in backlog will be completed over the next 36 months.

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

27     Financial Data Schedule

(b)    Reports on Form 8-K:

       No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1997.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PARAVANT COMPUTER SYSTEMS, INC.

 Date: February 6, 1998                    By /s/ Kevin J. Bartczak
                                              -----------------------------
                                                  Kevin J. Bartczak Vice
                                                  President, Treasurer
                                                  and Chief Financial
                                                  Officer (as both a
                                                  duly authorized
                                                  officer of Registrant
                                                  and as principal
                                                  financial officer of
                                                  Registrant)