Form 10QSB
period 1998-03-31
PARAVANT COMPUTER SYSTEMS INC /FL/
filed 1998-05-13
CIK 944405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to ___________
Commission file number:   0-28114

                         PARAVANT COMPUTER SYSTEMS, INC.

        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Florida                                 59-2209179
(State or Other Jurisdiction of    (I.R.S. Employer Identification Number)
Incorporation or Organization)

                            1615A West Nasa Boulevard
                            Melbourne. Florida 32901
                    (Address of Principal Executive Offices)

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

               At April 24, 1998, there were outstanding 8,149,938 shares of Common Stock, $.015 par value per share.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                         PARAVANT COMPUTER SYSTEMS. INC.

                                      INDEX

                                                                            PAGE
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited):

Condensed Balance Sheet - March 31, 1998 ...................................  3

Condensed Statements of Operations for the three months ended March 31,
1998 and 1997 ..............................................................  5

Condensed Statements of Operations for the six months ended March 31,
1998 and 1997 ..............................................................  6

Condensed Statements of Cash Flows for the six months
ended March 31, 1998 and 1997 ..............................................  7

Notes to Condensed Financial Statements ....................................  9

Item 2. Management's Discussion and Analysis of Operations ................. 11

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders................. 17

Item 6. Exhibits and Reports on Form 8-K ................................... 18

SIGNATURES ................................................................. 19

Index to Exhibits Filed with Form 10-QSB dated May 13, 1998................. 20


                         PARAVANT COMPUTER SYSTEMS, INC.

                             Condensed Balance Sheet

                                 March 31, 1998

                                     Assets

                                                                     (Unaudited)
Current assets:
   Cash and cash equivalents                                         $ 2,909,848
   Accounts receivable, net                                            2,803,897
   Employee receivables and advances                                      16,950
   Inventory, net (note 2)                                             3,479,473
   Prepaid expenses                                                       93,206
   Deferred income taxes                                                 426,263
                                                                     -----------

      Total current assets                                             9,729,637

Prepaid expenses                                                         268,588

Property, plant and equipment, net                                       883,871

Intangible assets, net                                                    50,625

Demonstration pool and custom molds, net                                 255,407

Other assets                                                             578,369
                                                                     -----------

      Total assets                                                   $11,766,497
                                                                     ===========

See accompanying notes to condensed financial statements

                      Liabilities and Stockholders' Equity
                                                                              (Unaudited)
Current liabilities:
   Current maturities of long-term debt                                      $    64,149
   Current maturities of capital lease obligations                                82,001
   Accounts payable                                                              816,129
   Accrued commissions                                                           550,714
   Accrued expenses                                                              721,674
   Accrued incentive compensation                                                121,886
   Income taxes payable                                                          285,524
                                                                             -----------

      Total current liabilities                                                2,642,077

Capital lease obligations, less current maturities                                46,867
Deferred income taxes, net                                                        78,820
                                                                             -----------
      Total liabilities                                                        2,767,764
                                                                             -----------
Stockholders' equity:
   Preferred stock, par value $.01 per share. Authorized 2,000,000 shares,
      none issued                                                                     --
   Common stock, par value $.015 per share. Authorized 30,000,000 shares,
      issued and outstanding 8,149,938 shares                                    122,249
   Additional paid-in capital                                                  5,325,806
   Retained earnings                                                           3,550,678
                                                                             -----------
      Total stockholders' equity                                               8,998,733
                                                                             -----------
Commitments (note 4)

   Total liabilities and stockholders' equity                                $11,766,497
                                                                             ===========

                         PARAVANT COMPUTER SYSTEMS, INC.

                       Condensed Statements of Operations

               For the three months ended March 31, 1998 and 1997


                                                                1998           1997
                                                                ----           ----
                                                                  (Unaudited)
Revenues                                                $  4,050,388       3,196,218

Cost of revenues                                           2,028,044       1,665,762
                                                        ------------    ------------

      Gross profit                                         2,022,344       1,530,456

Selling and administrative expense                         1,537,713       1,169,938
                                                        ------------    ------------

      Income from operations                                 484,631         360,518

Other income (expense):
   Interest expense                                           (5,098)        (21,080)
   Miscellaneous                                              25,765          18,121
                                                        ------------    ------------

      Income before income taxes                             505,298         357,559

Income tax expense                                          (174,129)       (124,651)
                                                        ------------    ------------

      Net income                                        $    331,169         232,908
                                                        ============    ============

Basic earnings per share                                $       .041            .030
                                                        ============    ============

Diluted earnings per share                              $       .029            .024
                                                        ============    ============

Weighted average number of common shares outstanding       8,035,012       7,968,375
                                                        ============    ============
Weighted average number of common shares and dilutive
      potential common shares outstanding                 11,555,651      12,752,652
                                                        ============    ============

See accompanying notes to condensed financial statements.


                         PARAVANT COMPUTER SYSTEMS, INC.

                       Condensed Statements of Operations

                For the six months ended March 31, 1998 and 1997


                                                                1998         1997
                                                                ----         ----
                                                                 (Unaudited)
Revenues                                                $  7,648,353       5,127,310

Cost of revenues                                           4,003,313       2,719,889
                                                        ------------    ------------

      Gross profit                                         3,645,040       2,407,421

Selling and administrative expense                         2,883,933       2,167,921
                                                        ------------    ------------

      Income from operations                                 761,107         239,500

Other income (expense):
   Interest expense                                          (11,461)        (65,293)
   Miscellaneous                                              53,651          18,223
                                                        ------------    ------------

      Income before income taxes                             803,297         192,430

Income tax expense                                          (274,969)        (67,081)
                                                        ------------    ------------

      Net income                                        $    528,328         125,349
                                                        ============    ============

Basic earnings per share                                $       .066            .016
                                                        ============    ============

Diluted earnings per share                              $       .046            .010
                                                        ============    ============

Weighted average number of common shares outstanding       8,035,012       7,968,375
                                                        ============    ============
Weighted average number of common shares and dilutive
      potential common shares outstanding                 11,555,651      12,752,652
                                                        ============    ============

See accompanying notes to condensed financial statements.

                         PARAVANT COMPUTER SYSTEMS, INC.

                       Condensed Statements of Cash Flows

                For the six months ended March 31, 1998 and 1997


                                                                  1998            1997
                                                                  ----            ----
                                                                    (Unaudited)
Cash flows from operating activities:
   Net income                                               $    528,328         125,349
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                           225,539         224,898
         Writedown on leasehold improvements                      11,311              --
         Deferred income taxes                                        --         (27,320)
         Increase (decrease) in cash caused by changes in:
            Accounts receivable                                1,279,018       2,118,717
            Employee receivables and advances                     11,171          60,052
            Inventory                                            (17,700)     (1,048,398)
            Prepaid expenses                                       4,379          21,314
            Other assets                                        (527,977)        (20,228)
            Accounts payable                                     220,762        (264,903)
            Accrued commissions                                  (19,845)       (132,141)
            Accrued expenses                                     (17,584)         68,746
            Accrued incentive compensation                      (140,400)        (48,512)
            Income taxes payable                                (213,431)       (267,912)
                                                            ------------    ------------

               Net cash provided by operating activities       1,343,571         809,662
                                                            ------------    ------------
Cash flows fiom investing activities:
   Acquisitions of property, plant and equipment                (164,432)       (281,109)
   Acquisitions of demonstration pool and custom molds           (20,485)       (101,904)
   Acquisitions of rights                                             --          (5,000)
                                                            ------------    ------------

               Net cash used in investing activities            (184,917)       (388,013)
                                                            ------------    ------------

                                                                   (Continued)

                                       -2

                         PARAVANT COMPUTER SYSTEMS, INC.

                  Condensed Statements of Cash Flows, Continued


                                                                 1998       1997
                                                                 ----       ----
                                                                    (Unaudited)
Cash flows from financing activities:
   Net repayments on notes
      payable to bank                                             --        (240,000)
   Repayments on other notes payable                              --         (50,000)
   Repayments on long-term debt                              (55,002)        (55,002)
   Repayments on capital lease obligations                   (67,323)        (91,143)
   Proceeds from issuance of common stock                     24,520          14,113
   Proceeds from issuance of warrants                        236,372              --
                                                        ------------    ------------

       Net cash provided by (used in) financing
          activities                                         138,567        (422,032)
                                                        ------------    ------------

       Net increase (decrease) in cash and cash
         equivalents                                       1,297,221            (383)

Cash and cash equivalents at beginning of the period       1,612,627          65,069
                                                        ------------    ------------

Cash and cash equivalents at end of the period          $  2,909,848          64,686
                                                        ============    ============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                       $     11,873          65,495
                                                        ============    ============
         Income taxes                                   $    488,400         315,000
                                                        ============    ============


See accompanying notes to condensed financial statements.

                         PARAVANT COMPUTER SYSTEMS, INC

                     Notes to Condensed Financial Statements

                             March 31, 1998 and 1997

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

(2)   Inventory

      The following is a summary of inventory at March 31, 1998:

           Raw materials                    $ 2,789,162
           Work in progress                   1,045,832
           Finished goods                        86,244
                                            -----------

                                              3,921,238
           Reserve for obsolete inventory      (441,765)
                                            -----------

                                            $ 3,479,473
                                            ===========


                                                                (Continued)

                                       -2

                        PARAVANT COMPUTER SYSTEMS, INC.

                     Notes to Condensed Financial Statements

(3)   Basic and Diluted Earnings Per Share

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

      Basic earnings per share for the three and six months ended March 31, 1998 and 1997 have been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the three and six months ended March 31, 1998 and 1997 have been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding.

(4)   Commitment

      On March 31, 1998, the Company entered into an acquisition agreement to purchase the common stock of Engineering Development Laboratories, Incorporated (EDL) and substantially all of the business and operating assets of Signal Technology Laboratories, Inc. (STL). Under the terms of the agreement, the Company would pay approximately $8.5 million in cash, 8%, three year notes aggregating $4.8 million, 3,950,000 shares of the Company's common stock and a cash earn-out payable over five years based on EDL/STL's future profits. The agreement is subject to the approval of the Company's shareholders and certain other conditions.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of
Operations
RESULTS OF OPERATIONS
Three Months ended March 31, 1998 vs. March 31, 1997

      Revenues for the quarter ended March 31, 1998 were $4,050,388, an increase of $854,170 or 27% over the quarter ended March 31, 1997 revenues of $3,196,218. This increase is primarily due to Paravant's strong backlog ($10,107,826 at March 31, 1998) and continued full scale production deliveries to Raytheon in support of the U.S. Marine Corps AVENGER Air Defense missile system upgrade and additional requirements of Lockheed Martin's Enhanced Diagnostic Aid ("EDNA") systems for use by the U.S. Air Force on F-16 Fighter Aircraft and the F-117A Stealth Fighter.

      Gross profit was $2,022,344 for the quarter ended March 31, 1998 or 50% of sales, compared to $1,530,456 or 48% of sales in the quarter ended March 31, 1997, a total increase of $491,888 or 32%. This increase in gross profitability results primarily from the increased revenues discussed above.

      Selling and administrative expenses of $1,537,713 in the quarter ended March 31, 1998, increased by $367,775 or 31% from the quarter ended March 31, 1997 expenses of $1,169,938. As a percentage of sales, selling and administrative expenses were 38% and 37% in the quarters ended March 31, 1998 and 1997, respectively. The increased selling and administrative expenses are due primarily to increased sales commissions directly attributable to the increased sales discussed earlier herein and on-going research and development projects.

      Income from operations was $484,631 for the quarter ended March 31, 1998 compared to $360,518 in the quarter ended March 31, 1997, an improvement of $124,113. As a percentage of sales, income from operations improved to 12% in the quarter ended March 31, 1998 from 11% in the quarter ended March 31, 1997. The improvement to income from operations overall resulted primarily from increased revenues and gross profits, offset in part by increased selling and administrative expenses as discussed above.

      Interest expense for the quarter ended March 31, 1998 was reduced by $15,982 or 76% to $5,098 compared to $21,080 in the quarter ended March 31, 1997. As a percentage of sales, interest expense decreased to 0.1% in the quarter ended March 31, 1998 from .7% in the quarter ended March 31, 1997. This decrease is due to a continued decline in outstanding credit balances made possible by continued growth in revenues and gross profits, offset in part by increased selling and administrative expenses as discussed above.

      As a result, the Company's net income improved by 42% to $331,169 in the quarter ended March 31, 1998 compared to $232,908 in 1997. Net income as a percentage of sales was 8% in the quarter ended March 31, 1998 compared to 7% in the quarter ended March 31, 1997. The improvement in net income overall, resulted primarily from increased revenues and gross profits, offset in part by increased selling and administrative expenses as discussed above.

Six Months ended March 31, 1998 vs. March 31, 1997

      Revenues for the six months ended March 31, 1998 were $7,648,353, an increase of $2,521,043 or 49% over the six months ended March 31, 1997 revenues of $5,127,310. This increase is primarily due to Paravant's strong backlog ($10,107,826 at March 31, 1998) and continued full scale production deliveries to Raytheon in support of the U.S. Marine Corps AVENGER Air Defense missile system upgrade and additional requirements of Lockheed Martin's Enhanced Diagnostic Aid ("EDNA") systems for use by the U.S. Air Force on F-16 Fighter Aircraft and the F-117A Stealth Fighter.

      Gross profit was $3,645,040 for the six months ended March 31, 1998 or 48% of sales, compared to $2,407,421 or 47% in the six months ended March 31, 1997, a total increase of $1,237,619 or 51%. This increase in gross profitability results primarily from the increased revenues discussed above.

      Selling and administrative expenses of $2,883,933 in the six months ended March 31, 1998, increased by $716,012 or 33% from the six months ended March 31, 1997 expenses of $2,167,921. As a percentage of sales, selling and administrative expenses were 38% and 42% in the six months ended March 31, 1998 and 1997, respectively. The increased selling and administrative expenses are due primarily to increased sales commissions directly attributable to the increased sales discussed earlier herein and on-going research and development projects.

      Income from operations was $761,107 for the six months ended March 31, 1998 compared to $239,500 in the six months ended March 31, 1997, an improvement of $521,607. As a percentage of sales, income from operations improved to 10% in the six months ended March 31, 1998 from 5% in the six months ended March 31, 1997. The improvement to income from operations overall resulted primarily from increased revenues and gross profits, offset in part by increased selling and administrative expenses as discussed above.

      Interest expense for the six months ended March 31, 1998 was reduced by $53,832 or 82% to $11,461 compared to $65,293 in the six months ended March 31, 1997. As a percentage of sales, interest expense decreased to 0.1% in the six months ended March 31, 1998 from 1% in the six months ended March 31, 1997. This decrease is due to a significant decline in outstanding credit balances made possible by continued growth in revenues and gross profits, offset in part by increased selling and administrative expenses as discussed above.

      As a result, the Company's net income improved by 321% to $528,328 in the six months ended March 31, 1998 compared to $125,349 in 1997. Net income as a percentage of sales was 7% in the six months ended March 31, 1998 compared to 2% in the six months ended March 31, 1997. The improvement in net income overall, resulted primarily from increased revenues and gross profits, offset in part by increased selling and administrative expenses as discussed above.

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

      The Company has a secured revolving credit arrangement with National City Bank in Dayton, Ohio (the "Bank") for a credit line of up to $4,000,000 that is due on demand and bears interest at the prime rate for secured borrowings and prime rate plus 0.5% for undersecured borrowings. All borrowings are collateralized by accounts receivable, inventory and equipment. Such arrangement is subject to a borrowing base formula involving certain accounts receivable, inventory and equipment. As of March 31, 1998, there were no borrowings outstanding under this arrangement. The Company intends to maintain this arrangement with the Bank for the foreseeable future, although there can be no assurance that the Bank will not in the future demand repayment of any amounts then outstanding under its loan arrangement. The Company also has a secured term loan provided by the Bank bearing interest at a rate adjusted monthly to prime plus 1.5% at March 31, 1998. Monthly principal payments of $9,167 are due through October 1998. All borrowings thereunder are secured by a lien on accounts receivable, inventory and equipment. As of March 31, 1998, there was $64,149 outstanding under this arrangement with the Bank. The Company also has capital lease obligations of $128,868 at March 31, 1998. These capital lease obligations bear interest rates of 1.25% to 1.50% over the prime rate and are expected to be satisfied within 3 years.

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

      The Company's operating cash flow was $1,343,571 and $809,662 for the six months ended March 31, 1998 and 1997, respectively, $3,448,740 for fiscal 1997, and negative $(1,426,090) in fiscal 1996. The improvement in the Company's operating cash flow results primarily from improved net income as discussed above and improved working capital as more fully presented in the Condensed Statements of Cash Flows for the six months ended March 31, 1998. Negative cash flow for the year ended September 30, 1996 was primarily associated with general increases in inventory levels and temporary increases associated with accounts receivable, all in support of the Company's rapid increase in operations reflected by the growth in annual revenues from $4,621,527 in fiscal 1993 to $13,209,541 in fiscal 1997, an increase of almost 186%.

      Due to the Company's orders related to U.S. Department of Defense procurements, the operations of the Company have been cyclical and generally result in a significant increase in deliveries and revenues in the fourth quarter of its fiscal year ending on September 30. Due to the Company's strong backlog and increased revenues, this cycle is less significant in the current and prior quarters, resulting in a significant improvement in cash provided from operations, as discussed earlier herein and less significant changes in inventory levels than the prior period. This change is evidenced by an increase in both first and second quarter revenues and operating cash flows.

      Generally, accounts receivable at the end of each quarter are collected within the following quarter. However, the Company's major customer, Raytheon, has traditionally averaged approximately 80 to 100 days in satisfaction of outstanding accounts receivable balances. This situation is improving through negotiation with Raytheon, and Management believes that average outstanding balances will be reduced to more traditional levels approximating 45 days, in the future although there can be no assurance of such. The Company's total outstanding accounts receivable balance of $2,803,897 at March 31, 1998 has been subsequently reduced by approximately $976,800 in cash collections. We recently have provided a reserve for certain older balances of $150,497. This reserve is believed to be more than sufficient to address any uncollectible balances outstanding as of March 31, 1998.

As of March 31, 1998 and 1997, the Company's backlog was $10,107,826 and $11,046,871, respectively, consisting of firm fixed price purchase orders. All of these purchase orders are expected to generate profits within the Company's historical levels and the Company believes that the completion of the orders comprising its backlog, and any new orders which may be accepted by the Company in the future, should not result in additional liquidity pressures which cannot be addressed in a manner consistent with the Company's past practices. The Company presently expects to manufacture and deliver $4,608,463 of the products in backlog within the next 12 months. The remaining $5,499,363 of products in backlog will be completed over the next 36 months.

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

      On March 31, 1998 the Company signed a definitive agreement to acquire two privately-held, affiliated companies, Engineering Development Laboratories, Incorporated ("EDL"), in a stock sale, and Signal Technology Laboratories, Inc. ("STL"), in an asset sale, for approximately $8.5 million in cash, 8%, three-year notes aggregating $4.8 million, 3,950,000 shares of the Company's common stock and a cash earn-out payable over five years based on EDL-STL's future profits. The Company intends to finance the cash portion of the consideration to be paid by the Company at the closing. The Company has received a conditional commitment from National City Bank, Dayton, Ohio for floating rate financing which would increase the Company's revolving line of credit to $14,000,000 with a maturity date of December 31, 2000 convertible thereafter to five year term debt. The line of credit would be secured by a first security interest in accounts, contract rights, inventory, equipment and other security reasonably requested by the lender.

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

Part II - OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Company (the "annual Meeting") was held on March 12, 1998. At the Annual Meeting, the shareholders of the Company voted upon the election of five directors, with all five nominees being elected, with the votes being cast as set forth below. No other director's term of office continued after the Annual Meeting.

                            NUMBER OF VOTES         NUMBER OF VOTES
NAME                             FOR                   WITHHELD
                            ---------------        ----------------
Krishan K. Joshi              7,448,464                 47,458
Richard P. McNeight           7,451,964                 43,958
William R. Craven             7,451,889                 44,033
Michael F. Maguire            7,448,264                 47,658
John P. Singleton              7451,264                 47,658

      In addition, the shareholders voted to approve an amendment to the Company's Incentive Stock Option Plan with 7,138,720 votes for the amendment, 283,608 votes against the amendment and 73,594 votes withheld. The shareholders also voted to approve an amendment to the Company's Nonemployee Directors' Stock Option Plan with 7,159,649 votes for the amendment, 247,958 votes against the amendment and 88,315 votes withheld.

These items were the only matters voted upon at the annual meeting,

Item 6. Exhibits and Reports on Form 8 K
(a) Exhibits

  2.1 Acquisition agreement dated as of March 31, 1998 by and among Paravant Computer Systems, Inc., Engineering Development
          Laboratories, Incorporated, Signal Technology Laboratories, Inc.,
          James E. Clifford, Edward W. Stefanko, C. David Lambertson, C.
          Hyland Schooley, Peter Oberbeck and Leo S. Torresani (incorporated by reference to Exhibit 2.1 to Form 8-K Current Report dated March
          31, 1998).

  10.3B   Incentive stock option plan, as amended March 12, 1998.

 10.14A   Non-employee directors' stock option plan, as amended March 12, 1998.

   11 Statement re: computation of per share earnings (not required because the relevant computation can be clearly determined from material contained in the financial statements).

   27     Financial Data Schedule

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed by the Registrant during the thirteen weeks ended March 31, 1998. However, Form 8-K, dated March 31, 1998, was filed on April 28,1998 reporting under Item 5 an acquisition agreement by and among Paravant Computer Systems, Inc., Engineering Development Laboratories, Incorporated, Signal Technology Laboratories, Inc., James E. Clifford, Edward W. Stefanko, C. David Lambertson, C. Hyland Schooley, Peter Oberbeck and Leo S. Torresani.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PARAVANT COMPUTER SYSTEMS, INC.

Date: May 13, 1998                              By /s/ Kevin J. Bartczak
                                                -----------------------------
                                                Kevin J. Bartczak Vice
                                                President, Treasurer and
                                                Chief Financial Officer
                                                (as both a duly
                                                authorized officer of
                                                Registrant and as
                                                principal financial
                                                officer of Registrant)

                         PARAVANT COMPUTER SYSTEMS, INC.

           Index to Exhibits filed with Form 10-QSB dated May 12, 1998

Exhibit   Description of Exhibit
-------   ----------------------

 10.3B    Incentive stock option plan, as amended March 12, 1998.

 10.14A   Non-employee directors' stock option plan, as amended March 12, 1998.

  27      Financial Data Schedule