Form 10QSB
period 1998-06-30
PARAVANT COMPUTER SYSTEMS INC /FL/
filed 1998-08-14
CIK 944405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 QSB

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1998

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______ to ______
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


                    At August 7, 1998, there were outstanding
          8,340,238 shares of Common Stock, $.015 par value per share.

Transitional Small Business Disclosure Format (check one):   [ ] Yes      [X] No

                         PARAVANT COMPUTER SYSTEMS. INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited):

Condensed Balance Sheet -- June 30, 1998....................................   3

Condensed Statements of Operations for the
three months ended June 30, 1998 and 1997...................................   5

Condensed Statements of Operations for the
nine months ended June 30, 1998 and 1997....................................   6

Condensed Statements of Cash Flows for the
nine months ended June 30, 1998 and 1997....................................   7

Notes to Condensed Financial Statements.....................................   9

Item 2. Management's Discussion and Analysis of Operations..................  11


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K....................................  16


SIGNATURES..................................................................  17


Index to Exhibits Filed with Form 10-QSB dated August 13, 1998..............  20

                         PARAVANT COMPUTER SYSTEMS, INC.

                             Condensed Balance Sheet

                                  June 30, 1998


                                ASSETS
                                ------
                                                           (Unaudited)
Current assets:
     Cash and cash equivalents                            $ 2,565,471
     Accounts receivable, net                               2,932,817
     Employee receivables and advances                         33,206
     Inventory, net (note 2)                                3,390,741
     Income taxes receivable                                  167,077
     Prepaid expenses                                          75,070
     Other current assets                                     128,175
     Deferred income taxes                                    426,263
                                                          -----------

         Total current assets                               9,718,820

Employee note receivable (note 3)                             215,685

Prepaid expenses                                              278,765

Property, plant and equipment, net                            860,526

Intangible assets, net                                         43,500

Demonstration pool and custom molds, net                      267,790

Other assets                                                  637,232
                                                          -----------

         Total assets                                     $12,022,318
                                                          ===========


See accompanying notes to condensed financial statements.

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
                                                           (Unaudited)
Current liabilities:
     Current maturities of long-term debt                 $    36,648
     Current maturities of capital lease obligations           64,593
     Accounts payable                                         646,773
     Accrued commissions                                      568,966
     Accrued expenses                                         718,737
     Accrued incentive compensation                           181,886
                                                          -----------

         Total current liabilities                          2,217,603

Capital lease obligations, less current maturities             36,919
Deferred income taxes, net                                     78,820
                                                          -----------

         Total liabilities                                  2,333,342
                                                          -----------


Stockholders' equity:
     Preferred stock, par value $.01 per share.
         Authorized 2,000,000 shares, none issued             --
     Common stock, par value $.015 per share.
         Authorized 30,000,000 shares,
         issued and outstanding 8,340,238 shares              125,104
     Additional paid-in capital                             5,729,422
     Retained earnings                                      3,834,450
                                                          -----------

         Total stockholders' equity                         9,688,976

Commitments and contingencies (Note 5)
                                                          -----------

         Total liabilities and stockholders' equity       $12,022,318
                                                          ===========

                         PARAVANT COMPUTER SYSTEMS, INC.

                       Condensed Statements of Operations

                For the three months ended June 30, 1998 and 1997


                                                                      1998              1997
                                                                      ----              ----
                                                                            (Unaudited)
Revenues                                                           $4,170,160         3,069,223

Cost of revenues                                                    2,076,775         1,657,386
                                                                   ----------        ----------

      Gross profit                                                  2,093,385         1,411,837

Selling and administrative expense                                  1,680,637         1,048,838
                                                                   ----------        ----------

      Income from operations                                          412,748           362,999

Other income (expense):
   Interest expense                                                    (4,056)          (17,952)
   Miscellaneous                                                       22,768             4,897
                                                                   ----------        ----------

      Income before income taxes                                      431,460           349,944

Income tax expense                                                   (147,688)         (123,618)
                                                                   ----------        ----------

      Net income                                                   $  283,772           226,326
                                                                   ==========        ==========

Basic earnings per share                                           $    0.034             0.028
                                                                   ==========        ==========

Diluted earnings per share                                         $    0.025             0.018
                                                                   ==========        ==========

Weighted average number of common shares outstanding                8,281,882         7,986,882
                                                                   ==========        ==========

Weighted average number of common shares and dilutive
  potential common shares outstanding                              11,410,060        12,638,563
                                                                   ==========        ==========


See accompanying notes to condensed financial statements.

                         PARAVANT COMPUTER SYSTEMS, INC.

                       Condensed Statements of Operations

                For the nine months ended June 30, 1998 and 1997


                                                                      1998              1997
                                                                      ----              ----
                                                                            (Unaudited)
Revenues                                                           $11,818,513        8,196,533

Cost of revenues                                                     6,080,088        4,377,275
                                                                   -----------       ----------

      Gross profit                                                   5,738,425        3,819,258

Selling and administrative expense                                   4,564,570        3,216,759
                                                                   -----------       ----------

      Income from operations                                         1,173,855          602,499

Other income (expense):
   Interest expense                                                    (15,517)         (83,245)
   Miscellaneous                                                        76,419           23,120
                                                                   -----------       ----------

      Income before income taxes                                     1,234,757          542,374

Income tax expense                                                    (422,657)        (190,699)
                                                                   -----------       ----------

      Net income                                                   $   812,100          351,675
                                                                   ===========       ==========

Basic earnings per share                                           $     0.100            0.044
                                                                   ===========       ==========

Diluted earnings per share                                         $     0.074            0.028
                                                                   ===========       ==========

Weighted average number of common shares outstanding                 8,117,302        7,974,454
                                                                   ===========       ==========

Weighted average number of common shares and dilutive
  potential common shares outstanding                               10,973,091       12,506,601
                                                                   ===========       ==========


See accompanying notes to condensed financial statements.

                         PARAVANT COMPUTER SYSTEMS, INC.

                       Condensed Statements of Cash Flows

                For the nine months ended June 30, 1998 and 1997


                                                                      1998               1997
                                                                      ----               ----
                                                                            (Unaudited)
Cash flows from operating activities:
     Net income                                                    $   812,100          351,675
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                355,275          332,347
          Deferred income taxes                                          --             (27,320)
          Increase (decrease) in cash caused by changes in:
               Accounts receivable                                   1,150,098        3,624,351
               Employee receivables and advances                        (5,085)          51,687
               Inventory                                                71,032       (1,481,414)
               Income taxes receivable                                (167,077)          --
               Prepaid expenses                                       (256,250)          27,022
               Other assets                                           (233,732)         (84,863)
               Accounts payable                                         51,406         (430,263)
               Accrued commissions                                      (1,593)        (109,635)
               Accrued expenses                                        (20,521)         143,013
               Accrued incentive compensation                          (80,400)          (3,512)
               Income taxes payable                                     50,136         (289,621)
                                                                   -----------      -----------

                    Net cash provided by operating activities        1,725,389        2,103,467
                                                                   -----------      -----------

Cash flows fiom investing activities:
     Issuance of employee note receivable                             (215,685)          --
     Acquisitions of property, plant and equipment                    (238,587)        (347,805)
     Acquisitions of demonstration pool and custom molds               (46,668)        (117,725)
     Acquisition of rights                                               --              (5,000)
     Payment of EDL acquisition costs                                 (514,524)          --
                                                                   -----------      -----------

                    Net cash used in investing activities           (1,015,464)        (470,530)
                                                                   -----------      -----------

                                                                            (Continued)

                         PARAVANT COMPUTER SYSTEMS, INC.

                                                                      1998              1997
                                                                      ----              ----
                                                                            (Unaudited)
Cash flows from financing activities:
     Repayments on notes payable to bank                            $    --            (540,000)
     Repayments on other notes payable                                   --             (50,000)
     Repayments on long-term debt                                      (82,503)        (582,503)
     Repayments on capital lease obligations                           (94,679)        (120,992)
     Proceeds from issuance of common stock                            158,580           20,231
     Proceeds from issuance of warrants                                261,521           --
                                                                    ----------       ----------

              Net cash provided by (used in) financing activities      242,919       (1,273,264)
                                                                    ----------       ----------

              Net increase in cash and cash equivalents                952,844          359,673

Cash and cash equivalents at beginning of the period                 1,612,627           65,069
                                                                    ----------       ----------

Cash and cash equivalents at end of the period                      $2,565,471          424,742
                                                                    ==========       ==========

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                  $   15,929           85,663
                                                                    ==========       ==========

          Income taxes                                              $  539,598          460,327
                                                                    ==========       ==========

Supplemental disclosure of noncash investing
  and financing activities:
          The Company entered into capital lease  agreements for
            office equipment and furniture  totaling  $194,753
            during the nine months ended June 30, 1997.


See accompanying notes to condensed financial statements.

                         PARAVANT COMPUTER SYSTEMS, INC

                     Notes to Condensed Financial Statements

                             June 30, 1998 and 1997


(1) Basis of Presentation

     The accompanying unaudited condensed financial statements of Paravant Computer Systems, Inc. (the "Company"), have been prepared in accordance with the instructions and requirements of Form 10-QSB and Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements, reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal years.

     These condensed financial statements and footnotes should be read in conjunction with the Company's audited financial statements for the fiscal year ending September 30, 1997 included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. The accounting principles used in preparing these condensed financial statements are the same as those described in such statements.

(2) Inventory

     The following is a summary of inventory at June 30, 1998:

         Raw materials                                            $2,794,385
         Work in process                                             864,816
         Finished goods                                              173,305
                                                                  ----------

                                                                   3,832,506
         Reserve for obsolete inventory                             (441,765)
                                                                  ----------

                                                                  $3,390,741
                                                                  ==========

                                                                     (Continued)

                         PARAVANT COMPUTER SYSTEMS, INC.

               Notes to Condensed Financial Statements (Continued)


(3) Employee Note Receivable

     The Company holds a note receivable of $215,685 from an officer and director of the company. The note was originated in June, 1998, bears interest at the rate of interest equal to the rate of interest then applicable for borrowings by the Company under the Company's then existing line of credit or other primary lending arrangement with its then primary lender and matures in June, 2003.

(4) Basic and Diluted Earnings Per Share

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

     Basic earnings per share for the three and nine months ended June 30, 1998 and 1997 have been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the three and nine months ended June 30, 1998 and 1997 have been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding.

(5) Commitment

     On March 31, 1998, the Company entered into an acquisition agreement to purchase the common stock of Engineering Development Laboratories, Incorporated ("EDL") and substantially all of the business and operating assets of Signal Technology Laboratories, Inc. ("STL"). Under the terms of the agreement, the Company would pay approximately $8.7 million in cash, 8%, three year notes aggregating $4.8 million, 3,950,000 shares of the Company's common stock and a cash earn-out payable over five years based on EDL/STL's future profits. The acquisition is subject to the approval of the Company's shareholders and certain other conditions.

     The Company has received a conditional commitment from a bank for floating rate financing which would increase the Company's revolving line of credit to $14,000,000 with a maturity date of December 31, 2000 convertible thereafter to five year term debt. The line of credit would be secured by a first security interest in accounts, contract rights, inventory, equipment and other security reasonably requested by the lender.

(6) Subsequent Event

     On July 2, 1998, the Company entered into a loan agreement with UES, Inc. ("UES"), an affiliate of the Company which is controlled by the Company's Chairman. The loan agreement, which expires on

                                                                     (Continued)

                         PARAVANT COMPUTER SYSTEMS, INC.

               Notes to Condensed Financial Statements (Continued)


     December 31, 1998, totals $750,000, is due on demand on and bears interest at 7%, payable monthly. The note is personally guaranteed by the Company's Chairman and is collateralized by UES, Inc.'s shares of the Company in the amount of approximately 1,448,775 common shares.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Operations
RESULTS OF OPERATIONS
Three Months ended June 30, 1998 vs. June 30, 1997

           Revenues for the quarter ended June 30, 1998 were $4,170,160, an increase of $1,100,937 or 36% over the quarter ended June 30, 1997 revenues of $3,069,223. This increase is primarily due to Paravant's strong backlog ($9,367,564 at June 30, 1998) and continued full scale production deliveries to Raytheon in support of the U.S. Marine Corps AVENGER Air Defense missile system. In addition, significant sales were made to the U. S. Navy of an integrated test and maintenance system for the Phalanx Gun System.

           Gross profit was $2,093,385 for the quarter ended June 30, 1998 or 50% of sales, compared to $1,411,837 or 46% of sales in the quarter ended June 30, 1997, a total increase of $681,548 or 48%. This increase in gross profitability results primarily from the increased revenues discussed above.

           Selling and administrative expenses of $1,680,637 in the quarter ended June 30, 1998, increased by $631,799 or 60% from the quarter ended June 30, 1997 expenses of $1,048,838. As a percentage of sales, selling and administrative expenses were 40% and 34% in the quarters ended June 30, 1998 and 1997, respectively. The increased selling and administrative expenses are due primarily to increased sales commissions directly attributable to the increased sales discussed earlier herein, on-going research and development projects and material purchases required to begin production of products with medical applications.

           Income from operations was $412,748 for the quarter ended June 30, 1998 compared to $362,999 in the quarter ended June 30, 1997, an improvement of $49,749. As a percentage of sales, income from operations decreased to 10% in the quarter ended June 30, 1998 from 12% in the quarter ended June 30, 1997. The improvement to income from operations overall resulted primarily from increased revenues and gross profits, offset in part by increased selling and administrative expenses as discussed above.

           Interest expense for the quarter ended June 30, 1998 was reduced by $13,896 or 77% to $4,056 compared to $17,952 in the quarter ended June 30, 1997. As a percentage of sales, interest expense decreased to less than 0.1% in the quarter ended June 30, 1998 from 1% in the quarter ended June 30, 1997. This decrease is due to a continued decline in outstanding credit balances made possible by continued growth in revenues and gross profits, offset in part by increased selling and administrative expenses as discussed above.

           As a result, the Company's net income improved by 25% to $283,772 in the quarter ended June 30, 1998 compared to $226,326 in 1997. Net income as a percentage of sales was 7% in the quarters ended June 30, 1998 and June 30, 1997. The improvement in net income overall, resulted primarily from increased revenues and gross profits, offset in part by increased selling and administrative expenses as discussed above.

Nine Months ended June 30, 1998 vs. June 30, 1997

           Revenues for the nine months ended June 30, 1998 were $11,818,513, an increase of $3,621,980 or 44% over the nine months ended June 30, 1997 revenues of $8,196,533. This increase is primarily due to Paravant's strong backlog ($9,367,564 at June 30, 1998) and continued full scale production deliveries to Raytheon in support of the U.S. Marine Corps AVENGER Air Defense missile system upgrade and additional requirements of Lockheed Martin's Enhanced Diagnostic Aid ("EDNA") systems for use by the U.S. Air Force on F-16 Fighter Aircraft and the F-117A Stealth Fighter. In addition, significant sales were made to the U. S. Navy of an integrated test and maintenance system for the Phalanx Gun System.

           Gross profit was $5,738,425 for the nine months ended June 30, 1998 or 49% of sales, compared to $3,819,258 or 47% in the nine months ended June 30, 1997, a total increase of $1,919,167 or 50%. This increase in gross profitability results primarily from the increased revenues discussed above.

           Selling and administrative expenses of $4,564,570 in the nine months ended June 30, 1998, increased by $1,347,811 or 42% from the nine months ended June 30, 1997 expenses of $3,216,759. As a percentage of sales, selling and administrative expenses were 39% and 39% in the nine months ended June 30, 1998 and 1997, respectively. The increased selling and administrative expenses are due primarily to increased sales commissions directly attributable to the increased sales discussed earlier herein, on-going research and development projects and material purchases required to begin production of products with medical applications.

           Income from operations was $1,173,855 for the nine months ended June 30, 1998 compared to $602,499 in the nine months ended June 30, 1997, an improvement of $571,356. As a percentage of sales, income from operations improved to 10% in the nine months ended June 30, 1998 from 7% in the nine months ended June 30, 1997. The improvement to income from operations overall resulted primarily from increased revenues and gross profits, offset in part by increased selling and administrative expenses as discussed above.

           Interest expense for the nine months ended June 30, 1998 was reduced by $67,728 or 81% to $15,517 compared to $83,245 in the nine months ended June 30, 1997. As a percentage of sales, interest expense decreased to 0.1% in the nine months ended June 30, 1998 from 1% in the nine months ended June 30, 1997. This decrease is due to a significant decline in outstanding credit balances made possible by continued growth in revenues and gross profits, offset in part by increased selling and administrative expenses as discussed above.

           As a result, the Company's net income improved by 131% to $812,100 in the nine months ended June 30, 1998 compared to $351,675 in 1997. Net income as a percentage of sales was 7% in the nine months ended June 30, 1998 compared to 4% in the nine months ended June 30, 1997. The improvement in net income overall, resulted primarily from increased revenues and gross profits, offset in part by increased selling and administrative expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

           The Company has a secured revolving credit arrangement with National City Bank in Dayton, Ohio (the "Bank") for a credit line of up to $4,000,000 that is due on demand and bears interest at the prime rate for secured borrowings under prescribed levels or the 30 or 60 day LIBOR rates plus 2.7% and prime rate plus 0.5% for undersecured borrowings. All borrowings are collateralized by accounts receivable, inventory and equipment. Such arrangement is subject to a borrowing base formula involving certain accounts receivable, inventory and equipment. As of June 30, 1998, there were no borrowings outstanding under this arrangement. The Company intends to maintain this arrangement with the Bank for the foreseeable future, although there can be no assurance that the Bank will not in the future demand repayment of any amounts then outstanding under its loan arrangement. The Company also has a secured term loan provided by the Bank bearing interest at a rate adjusted monthly to prime plus 1.5% at June 30, 1998. Monthly principal payments of $9,167 are due through October 1998. All borrowings thereunder are secured by a lien on accounts receivable, inventory and equipment. As of June 30, 1998, there was $36,648 outstanding under this arrangement with the Bank. The Company also has capital lease obligations of $101,512 at June 30, 1998. These capital lease obligations bear interest rates of 1.25% to 1.5% over the prime rate and are expected to be satisfied within 3 years.

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

           The Company's operating cash flow was $1,725,389 and $2,103,467 for the nine months ended June 30, 1998 and 1997, respectively, and $3,448,740 for fiscal 1997. The improvement in the Company's operating cash flow results primarily from improved net income as discussed above and improved working capital as more fully presented in the Condensed Statements of Cash Flows for the nine months ended June 30, 1998.

           Due to the Company's orders related to U.S. Department of Defense procurements, the operations of the Company have been cyclical and generally result in a significant increase in deliveries and revenues in the fourth quarter of its fiscal year ending on September 30. Due to the Company's strong backlog and increased revenues, this cycle is less significant in the current and prior quarters, resulting in a significant improvement in cash provided from operations, as discussed earlier herein and less significant changes in inventory levels than the prior period. This change is evidenced by an increase in first, second and third quarter revenues and operating cash flows.

           Generally, accounts receivable at the end of each quarter are collected within the following quarter. However, the Company's major customer, Raytheon, has traditionally averaged approximately 80 to 100 days in satisfaction of outstanding accounts receivable balances. This situation is improving through negotiation with Raytheon, and Management believes that average outstanding balances will be reduced to more traditional levels approximating 45 days in the future although there can be no assurance of such. The Company's total outstanding accounts receivable balance of $2,932,817 at June 30, 1998 has been subsequently reduced by approximately $560,000 in cash collections. We have provided a reserve for certain older balances of $235,990. This reserve is believed to be more than sufficient to address any uncollectible balances outstanding as of June 30, 1998.

           On June 3, 1998, the Company entered into a loan agreement with an officer and director of the Company. The note receivable of $215,685 bears interest at the rate of interest equal to the rate of interest then applicable for borrowings by the Company under the Company's then existing line of credit or other primary lending arrangement with its then primary lender, with interest payable annually, and matures on June 3, 2003.

           As of June 30, 1998 and 1997, the Company's backlog was $9,367,564 and $9,099,394, respectively, consisting of firm fixed price purchase orders. All of these purchase orders are expected to generate profits within the Company's historical levels and the Company believes that the completion of the orders comprising its backlog, and any new orders which may be accepted by the Company in the future, should not result in additional liquidity pressures which cannot be addressed in a manner consistent with the Company's past practices. The Company presently expects to manufacture and deliver $7,913,503 of the products in backlog within the next 12 months. The remaining $1,454,061 of products in backlog will be completed over the next 24 months.

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

           The Company has conducted a comprehensive review of its computer systems to identify any systems that could be affected by the 'Year 2000' issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using '00' as the year
1900 rather than the year 2000. This could result in a major systems failure or miscalculations. The Company has determined the Year 2000 problem will not pose any operational problems for the Company's computer systems or result in any material expense for the Company, as all programs currently being used have already been modified or converted. However, the Company is still in the process of assessing the potential effect on the Company should a significant vendor, supplier or customer not be Year 2000 compliant in a timely manner.

           On March 31, 1998 the Company signed a definitive agreement to acquire two privately-held, affiliated companies, Engineering Development Laboratories, Incorporated ("EDL"), in a stock sale, and Signal Technology Laboratories, Inc. ("STL"), in an asset sale, for approximately $8.7 million in cash, 8%, three-year notes aggregating $4.8 million, 3,950,000 shares of the Company's common stock and a cash earn-out payable over five years based on EDL-STL's future profits. The Company intends to finance the cash portion of the consideration to be paid by the Company at the closing. The Company has received a conditional commitment from National City Bank, Dayton, Ohio for floating rate financing which would increase the Company's revolving line of credit to $14,000,000 with a maturity date of December 31, 2000 convertible thereafter to five year term debt. The line of credit would be secured by a first security interest in accounts, contract rights, inventory, equipment and other security reasonably requested by the lender.

           On July 2, 1998, the company entered into a loan agreement with UES, Inc. ("UES"), an affiliate of the Company, which is controlled by the Company's Chairman. The note receivable of $750,000 is due on demand on December 31, 1998 and bears interest at 7% payable monthly. The note is personally guaranteed by the Company's Chairman and is collateralized by UES, Inc.'s shares of the Company in the amount of approximately 1,448,775 common shares.

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

Part II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8 K
(a)     Exhibits


   10.32 Agreement Granting Special Stock Option between the Registrant and John P. Singleton dated as of June 18, 1998.

   10.33           Agreement Clarifying Prior Grant of Stock Options between the
                   Registrant and Michael F. Maguire dated as of June 18, 1998.

   10.34           Promissory Note to Registrant from Richard P. McNeight dated
                   June 3, 1998.

   10.35           Promissory Note to Registrant from UES, Inc. dated July 2,
                   1998. The note is personally guaranteed by Krishan K. Joshi.

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

                                           PARAVANT COMPUTER SYSTEMS, INC.


Date: August 13, 1998                      By   /s/ Kevin J. Bartczak
                                                ---------------------------
                                                Kevin J. Bartczak
                                                Vice President, Treasurer and
                                                Chief Financial Officer
                                                (as both a duly authorized
                                                officer of Registrant and
                                                as principal financial
                                                officer of Registrant)

                         Paravant Computer Systems, Inc.

         Index to Exhibits filed with Form 10-QSB dated August 13, 1998


Exhibit            Description of Exhibit
-------            ----------------------
   10.32           Agreement Granting Special Stock Option between the
                   Registrant and John P. Singleton dated as of June 18, 1998.

   10.33           Agreement Clarifying Prior Grant of Stock Options between the
                   Registrant and Michael F. Maguire dated as of June 18, 1998.

   10.34           Promissory Note to Registrant from Richard P. McNeight dated
                   June 3, 1998.

   10.35           Promissory Note to Registrant from UES, Inc. dated July
                   2, 1998.

     27            Financial Data Schedule