Form 10KSB40
period 1998-09-30
PARAVANT INC
filed 1998-12-23
CIK 944405

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB
                 [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                                       OR
               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE TRANSITION PERIOD FROM                     TO
                        COMMISSION FILE NUMBER: 0-28114
                            ------------------------

                                 PARAVANT INC.
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [x]

     The issuer's revenues for its most recent fiscal year were $15,507,727.

     The aggregate market value of voting stock held by non-affiliates of the registrant on December 4, 1998 was approximately $25,455,057. On such date, the closing price of the issuer's common stock was $2.47 per share. Solely for the purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the issuer that beneficially own more than 10% of the issuer's voting stock have been excluded, except such shares, if any, with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the issuer that such individuals are, in fact, affiliates of the registrant.

     The number of shares of the registrant's Common Stock, $.015 par value, outstanding on December 4, 1998 was 12,293,928.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on March 4, 1999 are incorporated by reference in
Part III. The Company's Proxy Statement will be filed within 120 days after September 30, 1998.

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

________________________________________________________________________________

                                 PARAVANT INC.
                          ANNUAL REPORT ON FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----

PART I
     Item  1.    Description of Business...................................................................     3
     Item  2.    Description of Property...................................................................    16
     Item  3.    Legal Proceedings.........................................................................    17
     Item  4.    Submission of Matters to a Vote of Security Holders.......................................    17

PART II
     Item  5.    Market for Common Equity and Related Stockholder Matters..................................    19
     Item  6.    Management's Discussion and Analysis of Financial Condition and Results of Operation......    19
     Item  7.    Financial Statements......................................................................    23
     Item  8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......    23

PART III
     Item  9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
                   16(a) of the Exchange Act...............................................................    24
     Item 10.    Executive Compensation....................................................................    24
     Item 11.    Security Ownership of Certain Beneficial Owners and Management............................    24
     Item 12.    Certain Relationships and Related Transactions............................................    24
     Item 13.    Exhibits and Reports on Form 8-K..........................................................    24

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Paravant Inc. (the 'Company' or 'Paravant') serves the defense industry with a range of electronic products engineered to meet applications within aircraft support, fire control and signal intelligence. Paravant also offers extensive customization services to modify its standard products to the specific needs of end users. The Company's products include tactical ruggedized computers, signal processing computer systems and custom designed helicopter subsystems. Its products have a reputation for high-level performance and reliability in difficult circumstances. The Company's products are sold to U.S. and foreign military establishments, government prime contractors and medical equipment manufacturers.

HISTORY

     In early 1983, the Company commenced its business operations and offered only engineering services for computer applications. In this initial period, Paravant modified computer hardware and other equipment and developed special software applications for its customers. It also served as a value-added reseller for a Japanese manufacturer of portable computers.

     In the mid 1980's, the Company began developing its first rugged computer under a special grant from the U.S. Department of Defense Small Business Innovative Research Program. By 1987, Paravant was producing its RHC-88 hand-held computer and selling it to the U.S. Army and the electric utility industry. Subsequently, the Company designed and produced other computer-related products. During this time, the Company also began to design and build medical devices for selected medical equipment manufacturers.

     By late 1989, UES, Inc., under the control of Krishan K. Joshi (presently the Company's Chairman), purchased a 51% equity interest in the Company through its wholly owned subsidiary, UES Florida, Inc. Previously, Paravant and UES had worked together on a joint development project. By mid 1990, four of its original five founders had left Paravant's employ and sold all their equity interest in it. Of this group, only Richard P. McNeight, its President, remains. For a while after the acquisition of control of Paravant, UES and Mr. Joshi played an active and substantial role in its day-to-day management and operations. In the Fall of 1991, William R. Craven joined the Company and became its Vice President of Marketing. Since that time, UES and Mr. Joshi have devoted much less time and effort to the management of the Company's affairs.

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

     In 1996 with a portion of the proceeds from the IPO, the Company began to focus on providing the medical market with a line of programmers, which are used to provide programming information to medical pumps, and related devices, which have been surgically implanted into the human body. These inserted devices perform a wide range of functions from monitoring of the heart to providing medication and electric stimulation for pain management.

OCTOBER 1998 ACQUISITION

     Effective as of October 1, 1998 immediately following the period covered by this Report, Paravant completed the acquisition (the 'EDL-STL Acquisition') of two related electronic defense companies, Engineering Development Laboratories, Incorporated ('EDL') and Signal Technology Laboratories, Inc., EDL's majority-owned subsidiary ('STL' and together with EDL, 'EDL-STL') of Dayton, Ohio. EDL provides the U.S. Special Forces with upgrades to its aircraft including cockpit controls, flight controls and video recorders. EDL engineers these upgrades as required and provides complete installation services when requested. STL is a designer and producer of signal processing equipment used in the signal intelligence community to process gathered signals. See 'MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATION -- LIQUIDITY AND CAPITAL RESOURCES' for a more complete description of EDL-STL and the acquisition transaction. Except as specifically set forth therein, information with respect to Paravant set forth elsewhere in this Report does not include information with respect to EDL-STL.

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

     Given the dismantling of the former Soviet Union and related budgetary considerations, there has been a concerted effort on the part of U.S. Congress from 1990 to 1998 to downsize the military, and U.S. military spending declined. The Company believes that increases in spending on defense electronics will occur during the next five years.

     The downward trend in overall defense spending has been a positive development for sales to the U.S. military in recent years of less than full Mil-Spec militarized computers in general and rugged computers specifically. This is the case because such computers have produced cost savings and certain operational benefits in meeting the military's need for computing capabilities. In one sense, they have been ascertained to be less expensive and, in some cases, better performers than the full Mil-Spec computers. In another sense, they have extended the longevity of older weapons and related systems while enhancing their technological capabilities. In this manner, they have played a role in facilitating the upgrading or retrofitting of existing weapons. Moreover, they have caused the dissemination and utilization of computer technology throughout the military structure, especially at the lower echelons. This has resulted in greater tactical usage of such technology in the battlefield.

     Only a portion of militarized computers consist of ruggedized versions. 'Ruggedization' or 'rugged' or 'ruggedized computers' are terms used to describe computers that are built to withstand certain environmental and operational hazards with which standard commercial computers functioning indoors would not typically have to contend. The ruggedization of the computer is an attempt to protect or insulate it fully from such hazards or at least minimize their adverse impact so that it functions to accomplish the task at hand or complete the mission. From a strictly environmental point of view, these hazards are usually weather-related or climatic in nature and can encompass temperature extremes ranging from - 30 to +145 degrees Fahrenheit, as well as severe moisture and humidity conditions and the infiltration by flying or wind-borne debris, such as sand, dust or other particles. These adverse conditions occur outdoors, particularly in deserts, jungles, and arctic regions or at sea.

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

     Commercial components are lower in price initially and tend to cost even less over time due to economies of scale and production efficiencies. Such components, however, offer little protection from the adverse effects of harsh environmental or operational conditions. Cost and pricing differences between commercial and industrial/Mil-Spec items for both electric and mechanical components are substantial. Industrial and Mil-Spec products may cost from three to ten times more than commercial ones.

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

     The use of surface mount technology ('SMT') to attach components to the computer boards enhances its durability and ruggedness over the older mounting technology. In SMT, the components are glued to the board by means of a chemical adhesion process and are then soldered instead of being inserted into holes in the board and soldered. SMT is a more precise manufacturing technique and offers better insulation against vibration and shock. See ' -- SUPPLY AND MANUFACTURING'.

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

     Typically, the companies that market and sell ruggedized computers are repackagers having little or no input in the design of their electronics and the selection and mounting of components on printed circuit boards. They usually purchase the computer boards and sub-assemblies in an 'as is' condition from commercial manufacturers. The major contribution of the repackagers to the protection of the computer is a tougher box in which the computer is housed. Because it is usually air breathing in nature, even this stronger covering fails to shield the computer from the penetration of rain, snow, fog, dust or other particles. In contrast, the Company uses industrial-type or highly selected commercial components for most of its computers rather than strictly ordinary commercial ones, as do many of its competitors. This selection allows it to provide better quality and more rugged parts but at cheaper prices than full Mil-Spec that tend to be much more costly. The Company also applies SMT to the fabrication of most of its computer boards. In addition, Paravant designs such boards, the computer's outer case, keyboards, subassemblies and other elements in order to maximize the ruggedness of its products, to furnish customization of electronics and software and to give the customer greater control over configuration and components. To address price concerns by some customers, the Company has introduced a new rugged notebook line of products, which combine Paravant's rugged outer case design and expertise in sealing the unit with off-the-shelf commercial electronics products provided by a third-party supplier.

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

INDUSTRY BACKGROUND -- MEDICAL

     Since the market introduction of the implantable pacemaker, medical practitioners have increasingly turned to implantable devices for a wide range of applications including drug delivery devices, electroneurostimulators, difibrillators, and ventricular assist devices ('VADS'). Increasingly, such implantable devices may be reprogrammed externally via a telemetry link, to enable the physician to alter the drug delivery rate or dispensing of medication. The devices used for this are commonly called Programmers and are part of the medical support equipment market. The Company believes that many manufacturers of implantable devices would prefer to outsource the design and production of these programmers, because the skills and resources do not necessarily align with the core competencies of the Company -- the implant. The Company has focused on the Programmer segment of the Medical Support Equipment market, because the technical and operations needs of the market appear to match the Company's strengths. These strengths include the ability to design and manufacture highly specialized computing devices, meet tough design requirements like EMI, strict adherence to specifications and regulations like FDA, strong documentation and configuration control allowing the Company to strictly control each component in the system and the system itself, high reliability system performance and seamless field support.

     The Company acts as a design and manufacturing subcontractor to the medical device manufacturers, who typically prefer to do final assembly and test, and assume liability for the product.

     The Company began providing medical products in 1986 and by 1989 medical products accounted for approximately 30% of its revenues. Due to a lack of resources, the Company focused its efforts in 1991 on military markets. It re-entered the medical market in early 1996, in anticipation of a successful IPO in June of 1996. The Company had secured development contracts with four implantable medical device manufacturers, including Medtronic, Inc. in the implantable categories of drug pumps, neurostimulators, defibrillators, and VADS.

PRODUCTS

     The Company currently offers its customers a line of rugged, portable computers that includes two types of hand-held processors and four types of laptops. In terms of performance, Paravant's portables have the computing power of, and are compatible with, IBM PC's and are designed with an open architecture configuration for maximum flexibility. All its portable computers possess substantial memory capabilities for their size. The Company's software is based on MS-Windows or MS-DOS operating systems.

     Most of the Company's portable computers are battery-powered, contain back-up power packs and have a longevity of 8 to 16 hours for its hand-held and 3 to 12 hours for its laptops. However, its computers are also designed to be plugged into either AC (alternating current) or DC (direct current), external power sources in vehicles or other systems.

     All Paravant's computers have expansion capabilities with slots for additional expansion boards and/or PCMCIA cards (credit card sized memory and interface cards) and, for most of its laptops, optional removable hard drive and/or floppy discs are available. The monitor or display aspects of the Company's computers offer high-resolution, monochrome LCD (Liquid Crystal Devices) selected specifically for sunlight visibility and wide temperature ranges. The standard display also features, as optional, a white back-light or secure back-light for use in low ambient light. In laptops, color displays are offered if desired.

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

     In size, Paravant's hand-held models are 9.4 and 10 by about 6.5 with thickness' varying from 1.5 to 2.6 ; they weigh either 2.7 lbs. or 4.5 lbs. In contrast, its laptops range in size from 14 to 17 by 7.5 to 10.5 with thickness' varying from 3 to 7.25 . Weights of its laptop run from 12 lbs. to 23 lbs.

     The Company's computers are designed to meet and exceed certain military specifications for operation in harsh environments and for insulation from electromagnetic interference. The reliability and performance of its products in extreme environmental and operational situations relate directly to Paravant's fundamental electrical and mechanical designs, its specification and selection of proper components, its manufacturing techniques and the extensive testing that it employs at various phases.

     Like many of its competitors, the Company's computers are available with standard serial and parallel communications capabilities. These capabilities allow Paravant's computers to transmit and receive electronic signals and messages to and from other electronic systems. Its standard communications interfaces may be made operational in military, governmental and commercial applications. However, unlike certain of its competitors, the Company also offers specialized communication interfaces for military applications that meet certain military specifications. These interfaces link up all the electronic devices in one system so that they can exchange critical information necessary for the performance and mission of that system. In addition, Paravant has developed a tactical communication interface that connects different electronics systems operating on the battlefield with one another. Communication with these various interfaces can be achieved electronically, by radio or other means.

     In the military area, typical applications of the Company's computers entail aircraft and shipboard diagnostic, testing and maintenance systems, controller and radar displays for missile systems, performance recorders in training exercises, mission loaders and verifiers of data and field command control systems.

     As of September 30, 1998, the following table represents a substantial portion of the Company's current military business covering its three primary applications (Maintenance & Support, Training, and Battlefield Communications), the identity of its customer, the type of computer involved and the application concerned:

                                                                          TYPE OF
            DESCRIPTION OF PROGRAM                 NAME OF CUSTOMER       COMPUTER            APPLICATION
----------------------------------------------  -----------------------   --------   -----------------------------
HAWK/AVENGER Air Defense Missile Systems......  Raytheon                   Laptop    Portable Fire Controller
Phalanx Gun Integrated Maintenance System.....  U. S. Navy                 Laptop    Diagnostics and Repair Device
HARM Missile System...........................  Raytheon --                Laptop    Mission Loading and
                                                Texas Instruments                    Electronic Diagnostics
F-16 Fighter and Mission Loading..............  Lockheed Martin            Laptop    Electronic Diagnostics Check

     In September 1996, Paravant was awarded a contract by Raytheon Company under which Paravant will provide enhanced remote terminal units used as part of an air defense command and control system, which Raytheon supplies to the U.S. Army Missile Command in Huntsville, Alabama. Deliveries of the units began in the fourth quarter of fiscal 1996 and will continue into fiscal 1999. In addition, in October 1996, Paravant was awarded a contract to provide Sanders, a Lockheed Martin company, with hardware elements for Enhanced Diagnostic Aid ('EDNA') systems for use by the U.S. Air Force on F-16 fighter aircraft. Deliveries began in March 1997 and continued through fiscal 1998. The contract is a continuation of a program started three years ago with Lockheed Fort Worth under which EDNA systems were shipped to the U.S. Air Force for both the F-16 and B-2 aircraft programs and for selected military programs. In October 1997, Sanders received a contract for EDNA systems to be used as part of the support equipment package for the F-117A Stealth Fighter. It is expected that shipments for both the F-117A and the F-16 aircraft programs will continue into 1999 and 2000. The EDNA system is used by Air Force maintenance personnel on the flightline to quickly diagnose the condition of various sub-systems on the aircraft and to program certain electronic devices. The compact EDNA system can replace a large number of support boxes on the flightline and is considerably less expensive to purchase and faster to use than current systems employed by the Air Force.

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

     Upon completion of the EDL-STL Acquisition in October 1998, the Company added signal processing equipment and aircraft support technology to their family of products. In the signal processing area, the Company, through STL, makes a standard line of digital signal processing equipment that is offered to the signal intelligence community as standard commercial off the shelf items. The electronic equipment is typically packaged in standard format industrial racks. The Company works to continually upgrade the performance and capability of its standard equipment line. The equipment can be used for a variety of signal processing applications.

     In the area of aircraft support, the Company, through the former EDL, designs upgrades and improvements to helicopters and fixed wing aircraft used primarily by the U.S. Special Forces. The Company offers a wide range of upgrades to improve and update the aircraft. Past developments have included re-lighting the aircraft flight controls to enable the use of night vision goggles while operating the aircraft. Other products include an in-flight video recorder based on commercial VHS technology that is significantly less expensive than previous military versions of video recorders. The Company has also developed a highly cost-effective autopilot system that allows the pilot of older helicopters to automatically hold altitude and position at low flight levels.

CUSTOMIZATION

     The Company provides its customers and end-users with engineering services that modify or adjust its standard portable computers, software, communication interfaces or signal processing systems to their specific needs and requirements. Virtually all of the aircraft support business involves customization of upgrades of older aircraft. Substantial portions of its product sales to the military involve varying degrees of customization while each medical customer's product is a uniquely custom product with some shared components.

     The range of engineering services furnished by Paravant includes special rugged packaging design, miniaturization of electronics, development of ultra-low power systems and improvements in communications capabilities. There are many examples of specific situations where Paravant has rendered such services, and the following modifications of its products are representative only:

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

      With the acquisition of EDL-STL, the development of a low cost VHS recorder for in-flight recording on helicopters.

     In the early phase of a military program, Paravant is often called upon to design, engineer and fabricate the prototype. Once this is successfully done, it is generally in a better position to obtain the full production run for that specific program. The Company also engages in system integration and post-sale services to assist the customer in attaining operational status for the systems or in correcting any problems.

     Management believes that by providing engineering services, the Company facilitates the marketing of Paravant's products especially since certain of its competitors typically do not offer any customization of the electronics. In the fiscal years ended September 30, 1998 and 1997, revenue from engineering services represented approximately 1% of the Company's total sales. Management anticipates, due to governmental budgetary constraints and the anticipated continuing desire of DoD customers to procure commercial 'off-the-shelf' products, a continued reduction in the number of programs pursuant to which customization services will be funded. While engineering services represent a very low percentage of total sales, the Company believes these efforts can lead to significant production contracts. Management believes that such customization services are of significant value to Paravant's customers and, accordingly, intends to continue to offer such services on a reduced or no-charge basis, where offering such services will provide production orders. The Company expenses the associated costs as they are incurred.

NEW PRODUCTS

     The Company has new products in development targeted to certain of its historical customer base. The products can generally be said to be faster and lower cost than existing products. The first is the RTS, a rugged touch screen product designed to be used in the field and on the flightline as a maintenance support device. The RTS utilizes the latest touch-screen technology, which has been found to be much more reliable than past technology. The RTS will enable a maintainer to take a large database out into the field or on the flightline in electronic form (CD-ROM or DVD). The RTS features a large 12.1 touch-screen that is big enough to allow the maintainer to read electrical diagrams on the display, and which can be read in sunlight. The RTS will be involved in a series of technical demonstrations in fiscal 1999 and the Company expects shipments to begin in fiscal 2000.

     The Company also has an ongoing effort to upgrade the capability of its digital signal processing systems to simultaneously process more signal input. This enhanced capability is then made part of the standard equipment line. The Company expects that this will be available for shipment in 1999.

     Paravant has a new system in development, which can be used either in portable mode or in vehicles. The new product, the RNB 550, utilizes a new (new to Paravant) case fabrication methodology that will allow Paravant to reduce its recurring prices while bringing its rugged, reliable performance to many applications that previously could not afford Paravant solutions.

     The Company has also designed two new medical programming devices. One device is a highly portable handheld which allows support technicians, and in some cases, the patients themselves, to more easily transport the device and provide for real time monitoring of implant function. The second device is intended to be used in a telemedicine application in which video images can be transported from the patient location to the physician attending via teleconference. The first device is being developed for a specific medical implant maker while the second system has application within a number of medical organizations.

SUPPLY AND MANUFACTURING

     The Company designs and engineers substantially all its portable computers, purchases their components from third parties and then tests and assembles the final products. As part of this process, Paravant has the ability to either design or purchase the printed circuit boards depending on the customers performance needs and price point. The Company also fabricates the prototype of such board, tests it, purchases all the necessary components for the board and then provides them in kit form to specialized board fabricators for both pilot and production runs.

     This approach to outsourcing differs from that followed by most other rugged computer manufacturers which, the Company believes, operate on a turn-key basis with their board fabricators, who handle the design, testing and purchase of all components themselves and then furnish the manufacturer with the completed boards. In contrast, the Company's approach to board fabrication allows it to maintain better control of the quality and delivery of such boards, especially because it is designing the boards and selecting the parts. In addition, its own personnel serve as on-site inspectors at the plants of the board fabricators. Each of the fabricators employed by Paravant applies surface mount technology in the fabrication of its printed circuit boards.

     The Company anticipates that it will continue to outsource board fabrication. Given the rapid changes in computer technology, Paravant is not capable of keeping abreast of the costly purchase requirements for new production equipment necessary in the precise placement of electronic components on boards. Outsourcing allows the Company's products to receive the benefit of the latest technological development at an acceptable cost. Once the boards are completed, they are tested by the fabricator and, upon satisfactory completion of such tests, are shipped to the Company. When delivered, Paravant further tests the completed boards and other components and then assembles the computers. Apart from the printed circuit boards, the components that Paravant purchases from external sources include chassis, wire harnesses, computer chips, keyboards, displays and metal cases.

     With certain products, the Company has selected the commercial electronics boards of other manufacturers. Certain components will be attached to the boards in a more secure fashion and some wiring connectors will be replaced to improve shock and vibration performance. The electronics will be packaged in a sealed container designed by the Company and, where required, a solid state miniaturized heat pump will be installed to enhance the operating range of the commercial electronics.

     The Company does not assemble its products on a continuous mass-production basis. Instead, its products are usually assembled on a batch basis in which products move irregularly from station to station. Tests are performed at various stages of the process according to Paravant's standards or as requested by specific customers. Further testing of products is generally accomplished at the end of the assembly process. The Company's manufacture of products is usually done pursuant to specific purchase orders.

     Paravant utilizes modern equipment for the design, engineering, assembly and testing of its products. In recent years, the Company has acquired additional equipment to enhance its operating efficiency in such areas and to increase its capacity in order to facilitate increased production, when and if required, as well as to obtain better control of quality, inventory and order processing.

     Generally, Paravant is not a party to any formal written contract regarding the deliveries of its hardware, supplies and components or their fabrication. It usually purchases such items pursuant to written purchase orders of both individual and blanket variety. Blanket purchase orders usually entail the purchase of a larger amount of items at fixed prices for delivery and payment on specific dates.

     Except as set forth above, the Company relies on a few board fabricators of different sizes and capabilities located within the same geographical area as its headquarters. Certain components used in its computers are obtained from sole sources, such as Distec, Xcel and Rhinehardt. Paravant has also licensed its software from sole sources, including Microsoft, Phoenix Technology and Magnavox. Paravant has occasionally experienced delays in deliveries of components and may experience similar problems in the future. In an attempt to minimize such problems, the Company has developed and keeps an inventory of parts that are generally more difficult to obtain. However, any interruption, suspension or termination of component deliveries from Paravant's suppliers could have a material adverse effect on its business. Although management believes that in nearly every case alternate sources of supply can be located, inevitably a certain amount of time would be required to find substitutes. During any such interruption in supplies, the Company may have to curtail the production and sale of its computers for an indefinite period.

     The Company's design, engineering and assembly facilities are located in Melbourne, Florida and, subsequent to the acquisition of EDL and STL, also in Dayton, Ohio. These facilities comply with certain U.S. military specifications necessary for the manufacture and assembly of products supplied to it. In addition, on March 27, 1998, the Company's Melbourne manufacturing and assembly facilities were certified as being in compliance with the quality management and assurance standards of ISO-9001, an international standard promulgated by the International Organization of Standardization, a worldwide federation of standards bodies from approximately 100 countries. These standards have been adopted by the European Economic Community as their preferred quality standards and, to some degree, by the U. S. Department of Defense and the U. S. Food and Drug Administration (the 'FDA'). The Company believes that such certification will enable it to increase its marketing opportunities in the domestic and international military markets for ruggedized computers as well as in the medical market for the Company's 'programmers,' although there can be no assurance of such.

     The Company has entered into licensing arrangements for certain hardware and software elements contained in, or used in conjunction with, its computers. These agreements are usually non-exclusive, provide for minimum fees and royalties related to sales to be paid by the Company to the particular licenser, run for a limited term and are subject to other terms, conditions and restrictions.

     Paravant receives its basic operating software system MS-DOS with various Window versions from Microsoft, Inc. pursuant to such licensing arrangements. It also obtains from Phoenix Technologies, Inc. its BIOS (Basic Input/Output System) pursuant to a separate license agreement. Under either arrangement, the Company may modify such software and occasionally alters the BIOS for special situations. The termination, suspension or curtailment of these or other licensing arrangements to which the Company is a party may have a material adverse impact on its business and operations.

WARRANTY AND CUSTOMER SERVICE

     The Company usually provides either 90-day or one-year warranties on all its products covering both parts and labor although extended warranties may be purchased by customers. At its option, Paravant repairs or replaces products that are defective during the warranty period if the proper usage and preventive maintenance procedures have been followed by its customers. Repairs that are necessitated by misuse of such products or are required beyond the warranty period are not covered by its normal warranty.

     In cases of defective products, the customer typically returns them to Paravant's facility. Its service personnel then replace or repair the defective items and ship them back to the customer. Generally, all servicing is done at the Company's plant, and it charges its customers a fee for those service items that are not covered by warranty. Except for its extended warranties, it does not offer its customers any formal written service contracts.

     Some personnel in its customer service area often answer technical questions from customers and offer solutions to their specific applications problems. In certain instances, other personnel receive and process orders for product demonstrations, disseminate pricing information and accept purchase orders for computers.

MARKETING AND SALES

     The Company markets and sells its computer products through an internal sales force and several of its officers, six manufacturers' representatives in the United States and approximately 20 distributors abroad. Its foreign distributors operate in nearly 30 countries, including England, France, Japan, Australia and Germany. However, sales to foreign customers for the years ended September 30, 1998 and 1997, were only 5% and 1% of total sales, respectively.

     Paravant's relationship with its manufacturers' representatives is generally governed by a written contract, terminable on 30 days' prior notice. These contracts usually provide for exclusive territorial and product representation and commissions of up to 8% of the net invoice price on standard products. In some cases, commissions will decline from 8% to 1% on standard products as sales rise above certain dollar levels. Commissions on non-standard products and custom engineering are usually subject to negotiation between the parties in accordance with the terms of the contract. However, they tend to range from 1% to 8% in practice. The Company's manufacturers' representative contracts are subject to certain other terms and conditions. Paravant's manufacturers' representatives and distributors do not purchase for their own account, but merely sell such computer products on Paravant's behalf. The loss of certain of such representatives could have a material negative effect on Paravant's business.

     Sales of the Company's products or services to foreign distributors are generally made pursuant to written contracts. Under such contracts, the distributor is granted either an exclusive or non-exclusive territorial and product representation as well as discounts based on the list price ranging from 15% to 35%, depending on the type or amount of products sold. In some cases, there are minimum order requirements. Due to the custom nature of Paravant's products, its foreign distributors generally do not keep its computers in their inventory until specific orders are obtained. The term of these agreements generally run from 1 to 3 years but are terminable on 60 days advance notice. Payment is due in U.S. dollars within 30 days after delivery. These contracts are subject to other terms and conditions. The Company has a primary distributor for Asia and another primary distributor for Europe. No one international distributor accounts for more than 5% of its total sales in any period referred to above.

     The Company promotes its computer products through the dissemination of product literature, attendance and exhibition at trade shows, conduct of seminars and the distribution of news releases on special developments to trade magazines and newsletters to an extensive customer list. Paravant does little advertising in trade periodicals. Management believes that, to date, most of the Company's sales leads have been generated by trade shows and word-of-mouth referrals. The Company intends to expand its sales and marketing efforts in all of its markets as follows: (i) increase its presence at trade shows with larger booths and more extensive exhibits; (ii) increase the number of trade shows in which Company personnel attend and products are presented; (iii) hold additional seminars at military bases and other prime locations; (iv) hire additional sales personnel and consultants to gather leads and promote sales; (v) expand sales and marketing activities in the medical markets; (vi) invest in research and development in order to increase its product offering; and (vii) increase its presence on the Internet web page.

     The Company has entered into a cooperative marketing agreement with ITT Industries' Aerospace/Communications Division ('ITT A/CD') in connection with international sales of ITT's SINCGARS secure radio system. In selling the SINCGARS radio to foreign countries, ITT will demonstrate to its customers a selection of Paravant computers and display products as part of a fully configured system. Depending on customer preferences, the Paravant systems may be sold directly by Paravant or through ITT A/CD, or the customer may opt to use other computers. Paravant's computers are well suited to the task of interoperation with ITT's SINCGARS radios because Paravant's computers are low emitters of EMI (electro-magnetic interference) which can cause radio interference and can reduce the operating range of a radio network. While management believes that the marketing arrangement with ITT may be important in the future, it is not presently material to the operations of the Company.

     In the military market, the sales cycle for the Company's products usually entails a number of complicated steps and can take from one year to five years. The sales cycle in the non-military government and commercial markets are generally not as complex or time consuming, but still may take as long as two years. Sales to the military and government markets are greatly influenced by special budgetary and spending factors pertinent to these organizations.

CUSTOMERS

     The Company sells its products, directly or indirectly, to the U.S. and foreign military establishments, large aerospace and military contractors supplying these establishments, government agencies regulating environmental, geologic and forestry matters, certain state departments of transportation, forest products companies, and medical device manufacturers.

     The principal customers of the Company are DoD contractors, which are subject to federal budgetary constraints. For the fiscal years ended September 30, 1998 and September 30, 1997, Raytheon's Missile Systems Division accounted for 51% and 46% of the Company's total sales, respectively. For those same periods, Lockheed Martin, and U. S. Navy, accounted for 22% and 36%, and 11% and 4% of the Company's total sales, respectively. The loss of any of these customers could have a material adverse impact on Paravant's business.

     In recent years, there have been a number of consolidations of various prime contractors serving the defense industry. To date, the Company has not been adversely affected by any such consolidations and the Company does not anticipate that consolidations of contractors will negatively impact the Company, although there can be no assurance of such.

COMPETITION

     The Company competes in the rugged portable computer business with a wide variety of computer manufacturers and repackagers, many of which are larger, better known and have more resources in finance, technology, manufacturing and marketing. Paravant competes based on customization capabilities, price, performance, delivery and quality. In many situations, the Company is the highest priced bidder by a wide margin.

     With respect to its hand-held business, the Company encounters competition from Litton Data Systems, and Miltope in military applications; Husky Computer Company in both military and non-military markets; and CMT, Micro Palm and DAP in non-military applications. As far as its laptops are concerned, Paravant faces competition from Dolch, Allied Signal, Miltope, Cyberchron and North American Industries (CODAR) in the military and non-military areas. Certain large manufacturers of commercial notebook computers such as Panasonic, Amrel and IBM have introduced commercial notebooks that have been sealed and ruggedized to some extent. Management believes that the Company's ability to increase market penetration in the commercial sector, other than the medical market, will be limited substantially by the entry of such manufacturers into the ruggedized computer market. These companies are presently offering such products at prices ranging from approximately one-third to one-half of the Company's more rugged versions. In the medical systems business, the Company encounters competition from customers' in-house engineering and a variety of medical systems integrators.

     With the acquisition of EDL-STL, the Company is now competing in new markets. In the aircraft support business, the primary competition is from the original aircraft manufacturer such as Sikorsky. Within the Signal Intelligence business, competitors include the former E Systems Division of Raytheon and a specialty division of TRW.

     Certain military procurement policies requiring purchases of computers for the military under Indefinite Delivery, Indefinite Quantity ('IDIQ') contracts could result in seriously restricting the Company's efforts to sell its computers to the U.S. military. These IDIQ contracts encourage big purchases of such computers amounting to many hundreds of millions of dollars. Such procurement policies clearly favor large companies with resources of that magnitude. Unless Paravant can form strategic alliances with larger military contractors having large resources or qualify for certain exceptions to IDIQ arrangements, it may suffer adverse material consequences in its continuing quest for military business. For the last five years, the Company has made military sales of its computers because they fall into product categories not currently covered by IDIQ requirements.

     In the military and government markets, the Company will often be engaged, directly or indirectly, in the process of seeking competitive bid or negotiated contracts with government departments and agencies. These government contracts are subject to specific rules and regulations with which Paravant may have difficulty complying. However, Paravant is occasionally one of only a few companies whose products meet the required specifications designated by such customers.

     In most cases, Paravant tends to be the high priced bidder for military bids. The reasons for this situation are numerous. The Company designs its computers on an overall basis to assure their ruggedness and use in the worst circumstances. Accordingly, it generally employs more expensive components than its competitors. These generally more expensive components consist of industrial or higher-level commercial type instead of ordinary commercially available parts. The Company's computers are enclosed in sealed containers. Moreover, Paravant makes extensive modifications and refinements of its computers for its customers pursuant to their specifications and special needs. Consequently, Paravant's products generally function at a higher level of performance and reliability than its competitors.

     For those applications in which harsh environmental and operational conditions prevail, customers are sometimes willing to pay higher prices, especially where few, if any, other companies offer similar devices. In those less demanding circumstances, the Company's products sell at a severe competitive disadvantage and often are not purchased because the applications do not justify its higher prices. Since Paravant sells its computer products into segments of the commercial market and has a history of resale pricing, under DoD regulations such commercial pricing information may be utilized to support the prices that it charges in the military marketplace.

BACKLOG

     As of September 30, 1998, the Company's backlog was $9,929,339, as compared with backlog of $15,242,745 as of September 30, 1997. Two customers accounted for approximately 43% and 30% of such backlog as of September 30, 1998. As of December 4, 1998, the Company's backlog including EDL-STL was approximately $21,700,000, and the Company presently expects to manufacture and deliver $20,400,000 of the products in backlog within the next 12 months. The remaining $1,300,000 of products in backlog will be completed over the next 24 months.

     Substantially all the Company's backlog figures are based on purchase orders executed by the customer. All orders are subject to cancellation. However, in that event, Paravant is generally entitled to reimbursement of its cost and negotiated profits, provided that such contract would have been profitable.

RESEARCH AND DEVELOPMENT

     The markets served by the Company are characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. Paravant's business requires ongoing research and development efforts. Its future success will depend in large measure on its ability to enhance its current products, and develop and introduce new products that keep pace with technological developments in response to evolving customer requirements. The Company's research and development activities are primarily accomplished on an in-house basis, sometimes supplemented by third party subcontractors and consultants.

     The Company has continued to expand and enhance the Rugged NoteBook ('RNB') product line. The Company is designing a new rugged notebook called the RNB 550. This product is intended to fit between its laptops and its hand-held computers in size, weight and price. Weighing approximately 15 lbs., it is expected to have a full-size display and a sealed full travel keyboard similar to a laptop, a Pentium processor and PC card expansion capabilities. The RNB 520 is fully environmentally sealed and can be used in outdoor environments. The product utilizes commercial electronics to reduce costs, but is expected to meet the rigorous MIL-STD 810 and MIL-STD 461 requirements.

     Management believes that there is a market for this type of ruggedized computer in the military area. As part of a continuing effort to upgrade its products, the Company has also completed development of a high-speed Pentium processor board for its RLT product line. See 'MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS'.

     As part of the development of the medical support equipment market, significant investment was made in the development of the Medtronic medical reprogramming device. The reprogrammer is designed to allow many of the case parts to be used in other customers' programs. Much of the medical development for the year ended September 30, 1998 and 1997 is being reimbursed by Medtronic.

     Research and development expenses during the fiscal years ended September 30, 1998 and 1997 were $657,607 and $611,295, respectively, and represented 4.2% and 4.6% of total sales, respectively. A substantial portion of such expenses for those fiscal years were applied to the development of the new RNB product, the RLT 535, the RLT Model D, a larger laptop capable of accepting both full-size ISA and PC/104 miniaturized expansion boards, the new model RLT keyboard, a fully sealed, full travel keyboard at lower cost and the development of a Pentium based main board for the RLT product line.

INTELLECTUAL PROPERTY

     Proprietary information and know-how are important to the Company's commercial success. Paravant holds no patents or copyrights but has trademark protection for the Paravant name and logo. There can be no assurance that others will not either develop independently the same or similar information or obtain and use proprietary information of the Company. However, the majority of Paravant employees have signed confidentiality agreements regarding Paravant's proprietary information, but no employees have signed non-competition agreements other than Messrs. McNeight, Craven and Zimmerman and with the EDL-STL Acquisition, Messrs. Stefanko, Clifford, Schooley, Torresani, Oberbeck and Lambertson.

     Management believes that its products do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against it in the future or be successful in asserting such claims.

GOVERNMENT REGULATIONS AND CONTRACTS

     Due to the nature of the products designed, manufactured and sold by Paravant for military applications, it is subject to certain DoD regulations. In addition, commercial enterprises engaged primarily in supplying equipment and services, directly or indirectly, to the United States government are subject to special risks. These risks include dependence on government appropriations, termination without cause, contract renegotiations and competition for the available DoD business. Paravant has no material direct DoD contracts, however, that are subject to renegotiation in the foreseeable future and is not aware of any proceeding to terminate material DoD contracts in which it may be indirectly involved. In addition, many of the Company's contracts provide for the right to audit its cost records and are subject to regulations providing for price reductions if inaccurate cost information was submitted by Paravant.

     Government contracts governing the Company's products are often subject to termination, negotiation or modification in the event of changes in the government's requirements or budgetary constraints. Products sold by Paravant for government applications are primarily sold to companies acting as contractors or subcontractors and not directly to government entities. Agreements with such contractors or subcontractors generally are not conditioned upon completion of the contract by the prime contractor. To the extent that such contracts are so conditioned, a failure of completion may have a material adverse effect on the Company's business. Currently, it does not have any contracts so conditioned. See ' -- COMPETITION'.

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

     Under certain circumstances, Paravant is also subject to certain U.S. State Department and U.S. Department of Commerce requirements involving prior clearance of foreign sales. Such export control laws and regulations either ban the sale of certain equipment to specified countries or require U.S. manufacturers and others to obtain necessary federal government approvals and licenses prior to export. As a part of this process, the Company generally requires its foreign distributors to provide documents that indicate that the equipment is not being transferred to, or used by, unauthorized parties abroad.

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

     Paravant's manufacturing operations are subject to various federal, state and local laws, including those restricting or regulating the discharge of materials into, or otherwise relating to the protection of, the environment. The Company is not involved in any pending or threatened proceedings that would require curtailment of, or otherwise restrict its operations because of such regulations. Compliance with applicable environmental laws has not had a material effect upon its capital expenditures, financial condition or results of operations.

     Management believes that although compliance with applicable federal laws and regulations involves certain additional procedures by the Company that would not otherwise be required, such compliance has not generally inhibited or limited the Company's ability to enter into material contracts.

EMPLOYEES

     As of December 4, 1998, the Company, including EDL-STL, had 153 full time employees including its officers, of whom 60 were engaged in manufacturing and repair services, 31 in administration and financial control, 50 in engineering and research and development, and 12 in marketing and sales.

     None of its employees is covered by a collective bargaining agreement or is represented by a labor union. Paravant considers its relationship with its employees to be satisfactory.

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

ITEM 2. DESCRIPTION OF PROPERTY

     On September 1, 1996, the Company entered into a lease relating to approximately 17,300 square feet of space located at 1615A W. Nasa Blvd., Suite E, Melbourne, Florida 32901. This space is utilized by the Company as its principal corporate headquarters and manufacturing plant. The lease for this space expires December 31, 2001, and provides for rent payments of $9,855 per month. This amount includes the Company's proportionate cost of utilities, repairs, cleaning, taxes and insurance.

     With the EDL-STL Acquisition on October 8, 1998, the Company acquired a lease relating to approximately 15,550 square feet of space located at 4391 Dayton Xenia Road, Dayton, Ohio 45432. This space is utilized by the Company as the manufacturing plant for its aircraft support and signal processing subsidiaries. The lease for this space expires upon completion of 11,083 square feet of additional office space currently under construction. Construction is expected to be complete in April 1999 and a new five-year lease will replace the current lease. The current lease provides for rent payments of $16,595 per month and will be replaced with a lease providing for rent payments of $24,497 per month for the first year, $26,495 per month in the second year, $28,556 per month in the third year, $29,127 per month in the fourth year, and $29,709 per month in the fifth year. The office space associated with both the current and replacement lease is owned by UES, Inc., an affiliated company, which is majority owned by Paravant's Chairman and CEO.

     Management believes that its current facilities will meet its operational needs for the foreseeable future. In the event that additional facilities are needed to accommodate the continued growth in revenues and market share, it is readily available in the immediate vicinity of the current locations.

ITEM 3. LEGAL PROCEEDINGS

     In March 1996, the Company's former counsel, Cascone & Cole, rendered an invoice to the Company in the amount of approximately $365,000 for legal fees and expenses to which such counsel claimed to be entitled in connection with its representation of the Company for both general corporate services and services relating to the IPO. As the Company had made prior payments to such counsel of $130,000, the net amount claimed to be due was approximately $235,000. The Company has contested the invoice and accrued an estimate for the payment, if any, of these fees. On March 27, 1996, Cascone & Cole filed an action in the Supreme Court of the State of New York, County of New York, entitled Cascone & Cole v. Paravant Computer Systems, Inc., Victor M. Wang, Duke & Company, Inc., Dean Petkanas and Eagle Group Incorporated (Index No. 96601634) against the Company, the Underwriter and certain other defendants, alleging, among other things, breach of contract, failure to pay attorneys fees, fraud, copyright infringement and defamation by the Company in connection with the aforementioned services, as well as claiming a finder's fee with respect to the Underwriter's relationship with the Company. Plaintiff filed an amended complaint increasing its claim for legal services from approximately $365,000 to approximately $415,000, claiming there is a balance due of $280,882 for legal services. Plaintiff also sought punitive damages of $1 million and costs.
The Company filed an answer denying the allegations made by plaintiff and asserted defenses and counterclaims against the plaintiff seeking, among other things, recovery of amounts paid to plaintiff as well as punitive damages and court costs. On December 21, 1998, the parties agreed to a settlement of this lawsuit whereby the Company will deliver to the plaintiff cash approximating the amount which was accrued on September 30, 1998, and the plaintiff will deliver to the Company a general release of liability. The settlement is expected to become final following the filing with the court of a stipulation of discontinuance with prejudice during the first week of January, 1999.

     On September 18, 1996, a former controller of Paravant filed an action in the Circuit Court of the State of Florida, Brevard County, entitled, Christopher
R. Exley v. Paravant Computer Systems, Inc., Richard P. McNeight, William R. Craven, UES of Florida, Inc. and Krishan K. Joshi (Case No. 96-15091 CA), against the Company and certain of its officers, directors and principal stockholders, alleging, among other things, retaliatory personnel actions by the defendants. Plaintiff is seeking damages in the amount of approximately $1 million, plus fees and costs. Plaintiff alleges that he was improperly terminated in December 1994 as a result of his refusal to account for certain transactions in a specified manner. The Company has filed a motion to dismiss the plaintiff's amended complaint. The Company will vigorously defend itself in this matter. Management of the Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company.

     The Company is not a party to or involved in any other pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of the shareholders of the Company ('Special Meeting') was held on September 17, 1998. At the Special Meeting, the shareholders of the Company voted to approve the acquisition of all of the capital stock of EDL and substantially all of the business and assets of STL under the terms of the Acquisition Agreement dated March 31, 1998, and finally amended August 6, 1998 between the Company, EDL, STL and the shareholders of EDL and STL (the 'Acquisition Agreement'). Of the shares represented at the meeting, 5,060,737 shares voted 'for' the acquisition, 45,224 shares voted 'against' the acquisition and 47,000 shares 'abstained' from voting.

     In addition, the shareholders of the Company voted to approve an amendment to the Articles of Incorporation to change the name of the Company from Paravant Computer Systems, Inc. to Paravant Inc. Of the shares represented at the meeting, 8,090,428 shares voted 'for' the amendment, 15,699 shares voted 'against' the amendment and 28,504 shares 'abstained' from voting.

     These items were the only matters voted upon at the Special Meeting.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information.

     The shares of Common Stock of the Company commenced trading on the Nasdaq Stock Market National Market under the symbol 'PVAT' on June 3, 1996. The range of high and low reported closing sales prices for the Common Stock as reported by Nasdaq for the last two years of trading were as follows:

                                                                                    HIGH             LOW
                                                                               --------------   --------------
October 1, 1996 to December 31, 1996........................................   $8               $4 15/16
January 1, 1997 to March 31, 1997...........................................   $7 3/8           $5
April 1, 1997 to June 30, 1997..............................................   $7               $3
July 1, 1997 to September 30, 1997..........................................   $6 5/8           $3
October 1, 1997 to December 31, 1997........................................   $5 3/32          $3 3/8
January 1, 1998 to March 31, 1998...........................................   $4               $2 11/16
April 1, 1998 to June 30, 1998..............................................   $2 31/32         $1 5/8
July 1, 1998 to September 30, 1998..........................................   $3               $1 3/16
October 1, 1998 to December 4, 1998.........................................   $2 15/32         $1 1/8

     The prices set forth above reflect inter dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

     (b) Holders.

     On December 4, 1998, as reported by the Company's transfer agent, shares of Common Stock were held by 106 persons, based on the number of record holders, including several holders who are nominees for an undetermined number of beneficial owners.

     (c) Dividends.

     The Company has not paid any dividends on its shares of Common Stock and intends to follow a policy of retaining any earnings to finance the development and growth of its business. Accordingly, it does not anticipate the payment of cash dividends in the foreseeable future. However, the payment of dividends, if any, rests within the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, its capital requirements, its overall financial condition and possible restrictions on the payment of dividends included in the Company's credit agreement utilized for the Company's acquisition of EDL-STL. See 'MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- LIQUIDITY AND CAPITAL RESOURCES'.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion and analysis of the Company's results of operations, liquidity and financial condition should be read in conjunction with the Financial Statements of the Company and related notes thereto.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 1998 VS. SEPTEMBER 30, 1997

     Revenues for fiscal 1998 were $15,507,727, an increase of $2,298,186 or 17% over 1997 revenues of $13,209,541. This increase is primarily due to Paravant's strong backlog ($15,242,745 at September 30, 1997) and continued full scale production deliveries to Raytheon in support of the U.S. Marine Corps AVENGER Air Defense missile system upgrade and additional requirements of Lockheed Martin's Enhanced Diagnostic Aid ('EDNA') systems for use by the U.S. Air
Force on F-16 Fighter Aircraft and the F-117A Stealth Fighter. In addition, significant sales were made to the U. S. Navy of an integrated test and maintenance system for the Phalanx Gun System.

     Gross profit was $7,900,853 in 1998, or 51% of sales, compared to $6,435,465 or 49% in 1997, a total increase of $1,465,388 or 23%. This increase in gross profitability results primarily from the increased revenues discussed above.

     Selling and administrative expense of $5,798,850 in 1998, increased by $1,169,728 or 25% from 1997 expense of $4,629,122. As a percentage of sales, selling and administrative expense was 37% and 35% in 1998 and 1997, respectively. The increased selling and administrative expense is due primarily to increased sales commissions directly attributable to the increased sales discussed earlier herein, on-going research and development projects.

     Income from operations grew to $2,102,003 for 1998 from $1,806,343 in 1997, an improvement of $295,660 or 16%. As a percentage of sales, income from operations remained unchanged at 14% in 1998 and 1997. The improvement in income from operations overall, resulted primarily from increased revenues and gross profits, offset in part by increased selling and administrative expense as discussed above.

     Interest expense for 1998 was reduced by $81,308 or 80% to $19,954 compared to $101,262 in 1997. As a percentage of sales, interest expense decreased to less than 1% in 1998 from 1% in 1997. This decrease is due to a significant decline in outstanding debt made possible by continued growth in revenues and gross profits, offset in part by increased selling and administrative expense as discussed above.

     As a result, the Company's net income improved by 28% to $1,459,597 in 1998 when compared to $1,141,791 in 1997, an increase of $317,806 in total. Net income as a percentage of sales was 9% in 1998 and 1997. The improvement in net income overall, resulted primarily from increased revenues, gross profits and reduced interest expense, offset in part by increased selling and administrative expense as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998 the Company had a secured revolving credit arrangement with National City Bank in Dayton, Ohio (the 'Bank') for a credit line of up to $4,000,000 that was due on demand and bore interest at the prime rate or the 30 or 60 day LIBOR rates plus 2.7% for secured borrowings under prescribed levels and the prime rate plus 0.5% for other borrowings. Secured borrowings were collateralized by accounts receivable, inventory and equipment. As of September 30, 1998, there were no borrowings outstanding under this arrangement.

     On October 1, 1998, the Company replaced the $4,000,000 credit line with floating rate financing in an amount up to $14,000,000 (the 'EDL-STL Acquisition Financing') under a revolving line of credit with a maturity date of December 31, 2001, convertible thereafter to five year term debt. Pursuant to the loan agreement, the rate of interest is to be determined at a rate equal to the Bank's prime rate, the Federal Funds Rate or the LIBOR rate plus a margin which ranges from 1.5% to 2% based on the debt to tangible net worth ratio at the beginning of the applicable LIBOR rate contract period. The Company may elect among the rates based upon conditions on the dates upon which funds are drawn. The EDL-STL Acquisition Financing is secured by a first security interest in accounts, contract rights, inventory, equipment and other security reasonably requested by the lender. The loan agreement includes various loan covenants and restrictions of a customary nature which, while the EDL-STL Acquisition Financing is outstanding, may under certain circumstances, limit the ability of the Company to pay cash dividends, undertake additional acquisitions, make certain changes in the Company's management, or otherwise limit obligations undertaken by, or operations of, the Company.

     In addition, the Company has a secured term loan provided by the Bank bearing interest at a rate adjusted monthly to prime plus 1.5% at September 30, 1998. Monthly principal payments of $9,167 are due through October 1998. All borrowings thereunder are secured by a lien on accounts receivable, inventory and equipment. As of September 30, 1998, there was $9,147 outstanding under this arrangement with the Bank. The Company also has capital lease obligations of $90,741 at September 30, 1998. These capital lease obligations bear interest rates of 1.25% to 1.50% over the prime rate and are expected to be satisfied within 3 years.

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

     The Company's operating cash flow was $2,049,678 and $3,473,740 for 1998 and 1997, respectively. The decrease in the Company's operating cash flow results primarily from a $98,278 increase in accounts receivable in the current year compared to a decrease in accounts receivable of $3,078,277 in the prior year and a $301,201 decrease in inventory in the current year compared to a $957,881 increase in inventory in the prior year. This decrease in cash flow caused by changes in accounts receivable and inventory is offset by improved net income as more fully described in Management's Discussion and Analysis of Operations for the fiscal year ended September 30, 1998 and improved working capital as more fully presented in the Statements of Cash Flows for the same period.

     Due to the Company's orders related to U.S. Department of Defense procurements, the operations of the Company have been cyclical and generally result in a significant increase in deliveries and revenues in the fourth quarter of its fiscal year ending on September 30. Due to the Company's strong backlog and increased revenues, this cycle is less significant in the current fiscal year, resulting in less significant changes in accounts receivable and inventory levels than the prior period. This change is evidenced by an increase in first, second and third quarter revenues and operating cash flows, as well as a decrease in fourth quarter revenues to 24% from 38% of total revenues for the years ended September 30, 1998 and 1997, respectively.

     As of September 30, 1998, management believes inventory balances are not in excess of requirements for deliveries and normal minimum stocking levels.

     Generally, accounts receivable at the end of each quarter are collected within the following quarter. However, the Company's major customer, Raytheon, has traditionally averaged approximately 80 to 100 days in satisfaction of outstanding accounts receivable balances. This situation is improving through negotiation with Raytheon, and Management believes that average outstanding balances will be reduced to more traditional levels approximating 45 days, in the future although there can be no assurance of such. The Company's total outstanding accounts receivable balance of $4,181,193 at September 30, 1998 has been subsequently reduced by approximately $3,749,404 in cash collections as of December 4, 1998. The Company has provided a reserve for certain older balances of $88,993. This reserve is believed to be sufficient to address any uncollectible balances outstanding as of September 30, 1998.

     On June 3, 1998, the Company entered into a loan agreement with an officer and director of the Company. The note receivable of $215,684 bears interest at the rate of interest then applicable for borrowings by the Company under the Company's then existing line of credit or other primary lending arrangement with its primary lender, with interest payable annually, and matures on June 3, 2003.

     On July 2, 1998, the Company entered into a loan agreement with UES, Inc. ('UES'), an affiliate of the Company, which is controlled by the Company's Chairman. The note receivable of $750,000 is due on December 31, 1998 and bears interest at 7% payable monthly. The note is personally guaranteed by the Company's Chairman.

     As of September 30, 1998 and 1997, the Company's backlog was $9,929,339 and $15,242,745, respectively, consisting of firm fixed price purchase orders. All of these purchase orders are expected to generate profits within the Company's historical levels. The Company believes that the completion of the orders comprising its backlog, and any new orders which may be accepted by the Company in the future, should not result in additional liquidity pressures that cannot be addressed in a manner consistent with the Company's past practices. The Company presently expects to manufacture and deliver $8,610,229 of the products in backlog within the next 12 months. The remaining $1,319,110 of products in backlog will be completed over the next 24 months.

     The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that the Company's existing working capital and anticipated cash flows from the Company's operations, are expected to be sufficient to satisfy the Company's cash requirements for at least twelve months. As the Company continues to grow, additional bank borrowings, such as the EDL-STL acquisition financing described below, other debt placements and equity offerings may be considered, in part or in combination, as the situation warrants. In addition, in the event the Company's plans change or its assumptions change or prove to be inaccurate, or if projected cash flow otherwise proves insufficient to fund operations, the Company might need to seek other sources of financing to conduct its operations. There can be no assurance that any such other sources of financing would be available when needed, on commercially reasonable terms, or at all.

YEAR 2000 COMPLIANCE

     The Company recognizes that year 2000 issues could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company has been engaged in an evaluation of its year 2000 readiness concerning various aspects of its business. Specifically, the Company has focused on its information technology and non-information technology systems, as well as its production processes and products. The Company has also attempted to analyze year 2000 issues relating to third parties with whom the Company has a business relationship. The current status of the Company's efforts is as follows:

      Information Technology Systems: The Company's accounting software provider and operating system provider have advised the Company that such software is year 2000 compliant.

      Non-Information Technology Systems: Although the Company does not believe that non-information technology systems are material to its business, the Company has begun reviewing and testing such systems. The Company does not believe that it will incur any material costs in connection with the review and testing of such systems or to achieve compliance with year 2000 issues.

      Products: The Company's products are date sensitive. The Company has completed a review of its products and published a product list detailing which products are not year 2000 compliant. For products that are not year 2000 compliant, the Company has published instructions to make those products year 2000 compliant. In most cases, the instructions consist of entering the correct date and time and rebooting the equipment. The Company will conduct a second review of its hardware and software to determine compliance with year 2000 issues during 1999 to determine the effectiveness of this plan. Therefore, the Company does not believe it has any material exposure with regard to its products as a result of the year 2000 issue.

      Suppliers: Certain products purchased by the Company are obtained from a limited group of suppliers. The Company surveyed such suppliers in 1998 regarding their year 2000 status. Absent widespread difficulties affecting several major vendors, the Company does not anticipate that vendors' year 2000 issues would have a material adverse effect on the Company, because the Company believes alternative sources of supply are available for all required components.

      The Company is not currently aware of the year 2000 readiness of certain outside services companies. Any adverse effect caused by the failure of these providers to be year 2000 compliant is not currently susceptible to quantification.

      Customers: Because the Company's customer base may change from year to year, the Company is unable to predict the specific identity of its major customers in the year 2000 and thereafter. Accordingly, the Company is unable to make an inquiry as to whether the customers' computer driven payment or purchasing processes are year 2000 compliant. A customer's year 2000 issues could cause a delay in receipt of purchase orders or in payment. If year 2000 issues are widespread among the Company's customers, the Company's sales and cash flow could be materially affected. However, the Company has a plan in place, through its contracts department, to mitigate the potential effects of customers' year 2000 issues.

EDL-STL ACQUISITION

     On October 8, 1998 the Company consummated the EDL-STL Acquisition, effective October 1, 1998, acquiring all of the outstanding capital stock of EDL and substantially all of the assets of STL, EDL's majority-owned subsidiary. EDL-STL, which prior to the EDL-STL Acquisition were privately-held affiliated companies, are engaged in the business of designing, developing and producing equipment to meet U.S. and foreign government requirements. EDL, whose primary customers include the U.S. Air force, U.S. Navy and U.S. Marines and allied military forces specializes in designing, developing and producing avionics equipment used to modify the airborne platforms employed by Special Operations forces. STL, whose customers include several U.S. government agencies and government prime contractors, designs and produces digital signal processing hardware, digital switch matrices for signal routing purposes, and other products for signal enhancement and modification. Pursuant to the Acquisition Agreement, the Company paid an aggregate consideration consisting of (i) $8.7 million in cash, (ii) three-year $4.8 million notes bearing interest at the rate of 8% and (iii) 3,950,000 shares of Common Stock. In addition, in connection with the EDL-STL Acquisition a contingent cash earn-out will be payable by the Company under specified circumstances over a period of up to five years based on EDL-STL's future profits and, if paid, will be recorded as additional compensation expense for the fiscal years ending September 30, 2000 to September 30, 2003. The cash portion of the consideration paid by the Company in connection with the EDL-STL Acquisition was financed under the EDL-STL Acquisition Financing.

     In connection with the EDL-STL Acquisition, the Board of Directors has increased the size of the Board to eight members and has appointed as additional members of the Board three former shareholders and directors of EDL and STL. These directors include Edward W. Stefanko, President and Chief Executive officer of EDL, C. Hyland Schooley, President of STL and James E. Clifford, Executive Vice President and Chief Operating Officer of STL. Messrs. Stefanko, Schooley and Clifford will continue to serve on the Company's Board of Directors until the next annual meeting of the Company's shareholders and until their respective successors are duly elected and qualified.

     Mr. Clifford was a member of the Board of Directors from 1995 through December 30, 1997. He resigned as a director to allow the negotiations for the EDL-STL acquisition to be conducted at arm's length. Although the negotiations began prior to Mr. Clifford's resignation, he was excused from any discussion of the deal by the Board.

     Consistent with the long range plans of the Board of Directors to further diversify the business activities of the Company in the defense, communications and related electronics industry, the board recommended a change in the name of the Company from Paravant Computer Systems, Inc. to Paravant Inc. in order to present a corporate identity which is not limited solely to the Company's present core business. The proposal to change the name of the company was approved at the Special Meeting. The name change was effective on November 1, 1998.

CAUTIONARY STATEMENT

     This Report contains certain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to the budgetary and appropriations policies of the Company's governmental customers, the competitive environment for the Company's products and services, the timing of new orders and the degree of market penetration of the Company's new products.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements of the Company filed with this Report are set forth in a separate section commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     See the section captioned 'Election of Directors' included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on March 4, 1999, which section is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     See the section captioned 'Executive Compensation' included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on March 4, 1999, which section is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the sections captioned 'Principal Shareholders of the Company' and 'Compliance with Section 16(a) of the Securities Exchange Act' included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on March 4, 1999, which section is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the section captioned 'Certain Transactions' included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on March 4, 1999, which section is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this Annual Report on Form 10-KSB.

EXHIBIT
NUMBER                                             DESCRIPTION OF DOCUMENT
-------  -----------------------------------------------------------------------------------------------------------
 2.1     -- Acquisition Agreement by and among Paravant Computer Systems, Inc., Engineering Development
            Laboratories, Incorporated, Signal Technology Laboratories, Inc. James E. Clifford, Edward W. Stefanko,
            C. David Lambertson, C. Hyland Schooley, Peter Oberbeck and Leo S. Torresani (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated October 8, 1998).
 3(i)    -- Amended and Restated Articles of Incorporation as filed with the Florida Department of State on
            December 8, 1998.
 3(ii)   -- Amended and Restated By-laws (incorporated by reference to exhibit 3.2 of Form 10-QSB of the quarterly period ended June 30, 1996).
 4.1A    -- Specimen Common Stock Certificate as amended November 1, 1998.
 4.2A    -- Specimen Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to Registration Statement
            on Form SB-2).
10.3B    -- Incentive Stock Option Plan, as amended March 12, 1998 (incorporated by reference to Exhibit 10.3B to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998).
10.14A   -- Non-employee Directors' Stock Option Plan, as amended March 12, 1998 (incorporated by reference to
            Exhibit 10.14A to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March
            31, 1998).
10.32    -- Agreements Granting Special Stock Option between the Registrant and John P. Singleton dated as of June
            18, 1998 (incorporated by reference to Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-QSB
            for the quarterly period ended June 30, 1998).

EXHIBIT
NUMBER                                             DESCRIPTION OF DOCUMENT
-------  -----------------------------------------------------------------------------------------------------------
10.33    -- Agreements clarifying Prior Grant of Stock Options between the Registrant and Michael F. Maguire dated as of June 18, 1998 (incorporated by reference to Exhibit 10.33 to the Registrant's Quarterly Report on
            Form 10-QSB for the quarterly period ended June 30, 1998).
10.34    -- Promissory Note to Registrant from Richard P. McNeight dated June 3, 1998 (incorporated by reference to
            Exhibit 10.34 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30,
            1998).
10.35    -- Promissory Note to Registrant from UES Inc. dated July 2, 1998 (incorporated by reference to Exhibit
            10.35 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1998).
            The note is personally guaranteed by Krishan K. Joshi.
10.36    -- Credit Agreement by Registrant with National City Bank.
10.37    -- Commercial Note by Registrant with National City Bank.
10.38    -- Employment Agreement between Paravant Computer Systems, Inc. and Edward W. Stefanko dated October 1,
            1998.
10.39    -- Employment Agreement between Paravant Computer Systems, Inc. and C. Hyland Schooley dated October 1,
            1998.
10.40    -- Employment Agreement between Paravant Computer Systems, Inc. and James E. Clifford dated October 1,
            1998.
10.41    -- Non-Competition Agreement between Paravant Computer Systems, Inc. and C. Hyland Schooley dated October
            1, 1998.
10.42    -- Subordinated Note from Paravant Computer Systems, Inc. to Edward W. Stefanko dated October 1, 1998.
10.43    -- Subordinated Note from Paravant Computer Systems, Inc. to Hyland Schooley dated October 1, 1998.
10.44    -- Subordinated Note from Paravant Computer Systems, Inc. to James E. Clifford dated October 1, 1998.
10.45    -- Lease Agreement between Engineering Development Laboratories, Incorporated and UES, Incorporated, dated
            November 26, 1996 (as amended).
10.46    -- Lease Agreement between Signal Technology Laboratories, Inc. and UES, Incorporated dated August 1, 1996
            (as amended through October 1, 1997).
10.47    -- Mutual Commitment to Build and to Lease between Engineering Development Laboratories, Incorporated, UES,
            Inc. and Beavercreek Enterprises dated June 5, 1998.
10.48    -- Mutual Commitment to Build and to Lease between Signal Technology Laboratories, Inc., UES, Inc. and
            Beavercreek Enterprises dated June 5, 1998.
11       -- Statement re: computation of per share earnings (not required because the relevant computation can be clearly determined from material contained in the financial statements).
21       -- Subsidiaries of Paravant Inc.
27       -- Financial Data Schedule.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 1998. However, Form 8-K, dated October 8, 1998, was filed on October 21, 1998 reporting under Item 2 an Acquisition Agreement by and among Paravant Computer Systems, Inc., Engineering Development Laboratories, Incorporated, Signal Technology Laboratories, Inc., James E. Clifford, Edward W. Stefanko, C. David Lambertson, C. Hyland Schooley, Peter Oberbeck and Leo S. Torresani.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PARAVANT INC.

                                          By:        /s/ KRISHAN K. JOSHI
                                             ...................................

                                                     KRISHAN K. JOSHI,
                                              CHAIRMAN OF THE BOARD AND CHIEF
                                                    EXECUTIVE OFFICER

December 15, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                     CAPACITY                            DATE
------------------------------------------  --------------------------------------------   -------------------
           /s/ KRISHAN K. JOSHI             Chairman, Chief Executive Offer                 December 15, 1998
 .........................................    and Director (Principal Executive Officer)
             KRISHAN K. JOSHI

         /s/ RICHARD P. MCNEIGHT            President and Director                          December 15, 1998
 .........................................
           RICHARD P. MCNEIGHT

          /s/ WILLIAM R. CRAVEN             Vice President, Director                        December 15, 1998
 .........................................    and Secretary
            WILLIAM R. CRAVEN

          /s/ KEVIN J. BARTCZAK             Vice President and Chief Financial              December 15, 1998
 .........................................    Officer, Treasurer (Principal Financial
            KEVIN J. BARTCZAK                 Officer and Principal Accounting Officer)

          /s/ JAMES E. CLIFFORD             Director                                        December 15, 1998
 .........................................
            JAMES E. CLIFFORD

          /s/ MICHAEL F. MAGUIRE            Director                                        December 15, 1998
 .........................................
            MICHAEL F. MAGUIRE

          /s/ C. HYLAND SCHOOLEY            Director                                        December 15, 1998
 .........................................
            C. HYLAND SCHOOLEY

          /s/ JOHN P. SINGLETON             Director                                        December 15, 1998
 .........................................
            JOHN P. SINGLETON

          /s/ EDWARD W. STEFANKO            Director                                        December 15, 1998
 .........................................
            EDWARD W. STEFANKO

                                 PARAVANT INC.
                              FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997
                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)
                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                         ------------
Independent Auditors' Report..........................................................................            F-2
Financial Statements:
     Balance Sheets...................................................................................            F-3
     Statements of Income.............................................................................            F-4
     Statements of Changes in Stockholders' Equity....................................................            F-5
     Statements of Cash Flows.........................................................................            F-6
Notes to Financial Statements.........................................................................     F-7 - F-17

                          INDEPENDENT AUDITORS' REPORT

Board of Directors:
PARAVANT INC.:

     We have audited the accompanying balance sheets of Paravant Inc. as of September 30, 1998 and 1997, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paravant Inc. as of September 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Orlando, Florida
November 16, 1998

(except Note 17, which is as of December 21, 1998)

                                 PARAVANT INC.
                                 BALANCE SHEETS
                          SEPTEMBER 30, 1998 AND 1997

                                      ASSETS                                             1998           1997
                                                                                      -----------    -----------
Current assets:
     Cash and cash equivalents.....................................................   $ 1,187,788    $ 1,612,627
     Accounts receivable, net......................................................     4,181,193      4,082,915
     Employee receivables and advances.............................................        49,255         28,121
     Note receivable (note 16).....................................................       750,000        --
     Inventory, net (note 3).......................................................     3,160,572      3,461,773
     Prepaid expenses..............................................................        70,300         97,585
     Deferred income taxes (note 14)...............................................       482,620        465,177
                                                                                      -----------    -----------
          Total current assets.....................................................     9,881,728      9,748,198
                                                                                      -----------    -----------
Property, plant and equipment, net (notes 4, 7, 8 and 9)...........................     1,239,179        914,439
Intangible assets, net (note 5)....................................................        63,875         64,875
Demonstration pool and custom molds, net (note 6)..................................       252,870        262,522
Employee note receivable (note 2)..................................................       215,684        --
Other assets (note 19).............................................................     1,042,240        318,980
                                                                                      -----------    -----------
          Total assets.............................................................   $12,695,576    $11,309,014
                                                                                      -----------    -----------
                                                                                      -----------    -----------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt (note 8).................................   $     9,147    $   110,004
     Current maturities of capital lease obligations (note 9)......................        63,670        124,839
     Accounts payable..............................................................       380,696        595,367
     Accrued commissions...........................................................       524,036        570,559
     Accrued expenses..............................................................       804,914        739,258
     Accrued incentive compensation................................................       354,806        262,286
     Income taxes payable..........................................................        88,414        498,955
                                                                                      -----------    -----------
          Total current liabilities................................................     2,225,683      2,901,268
                                                                                      -----------    -----------
Long-term debt, less current maturities (note 8)...................................       --               9,147
Capital lease obligations, less current maturities (note 9)........................        27,071         71,352
Deferred income taxes (note 14)....................................................       207,067        117,734
                                                                                      -----------    -----------
          Total liabilities........................................................     2,459,821      3,099,501
                                                                                      -----------    -----------
Stockholders' equity:
     Preferred stock, par value $.01 per share. Authorized 2,000,000 shares, none
      issued.......................................................................       --             --
     Common stock, par value $.015 per share. Authorized 30,000,000 shares; issued and outstanding 8,343,928 shares at September 30, 1998 and 7,993,652 shares
      at September 30, 1997 (notes 10 and 11)......................................       125,159        119,905
     Additional paid-in capital (note 12)..........................................     5,628,649      5,067,258
     Retained earnings.............................................................     4,481,947      3,022,350
                                                                                      -----------    -----------
          Total stockholders' equity...............................................    10,235,755      8,209,513
                                                                                      -----------    -----------
Commitments and contingencies (notes 9 and 17)
          Total liabilities and stockholders' equity...............................   $12,695,576    $11,309,014
                                                                                      -----------    -----------
                                                                                      -----------    -----------

                See accompanying notes to financial statements.

                                 PARAVANT INC.
                              STATEMENTS OF INCOME
                    YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                         1998           1997
                                                                                      -----------    -----------
Revenues (note 18).................................................................   $15,507,727    $13,209,541
Cost of revenues...................................................................     7,606,874      6,774,076
                                                                                      -----------    -----------
     Gross profit..................................................................     7,900,853      6,435,465
Selling and administrative expense (note 13).......................................     5,798,850      4,629,122
                                                                                      -----------    -----------
     Income from operations........................................................     2,102,003      1,806,343
Other income (expense):
     Interest expense..............................................................       (19,954)      (101,262)
     Interest income...............................................................       110,062         19,251
     Miscellaneous income..........................................................        17,524         11,688
                                                                                      -----------    -----------
          Income before income taxes...............................................     2,209,635      1,736,020
Income tax expense (note 14).......................................................       750,038        594,229
                                                                                      -----------    -----------
          Net income...............................................................   $ 1,459,597    $ 1,141,791
                                                                                      -----------    -----------
                                                                                      -----------    -----------
Basic earnings per share...........................................................          $.18           $.14
                                                                                             ====           ====
Diluted earnings per share.........................................................          $.14           $.09
                                                                                             ====           ====
Weighted average number of common shares outstanding...............................     8,174,111      7,979,293
                                                                                      -----------    -----------
                                                                                      -----------    -----------
Weighted average number of common shares and dilutive potential common shares
  outstanding......................................................................    10,451,408     12,260,992
                                                                                      -----------    -----------
                                                                                      -----------    -----------

                See accompanying notes to financial statements.

                                 PARAVANT INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                    COMMON STOCK
                                                                --------------------   ADDITIONAL                    TOTAL
                                                                 NUMBER       PAR       PAID-IN      RETAINED    STOCKHOLDERS'
                                                                OF SHARES    VALUE      CAPITAL      EARNINGS       EQUITY
                                                                ---------   --------   ----------   ----------   -------------
Balances, September 30, 1996..................................  7,956,038   $119,341   $5,045,944   $1,880,559    $  7,045,844
Exercise of common stock options (note 10)....................     37,614        564       21,314       --              21,878
Net income....................................................     --          --          --        1,141,791       1,141,791
                                                                ---------   --------   ----------   ----------   -------------
Balances, September 30, 1997..................................  7,993,652    119,905    5,067,258    3,022,350       8,209,513
Exercise of underwriter's warrants for additional redeemable
  warrants (note 11)..........................................     --          --          14,881       --              14,881
Exercise of warrants for shares (note 11).....................    124,215      1,863      242,576       --             244,439
Exercise of common stock options (note 10)....................    226,061      3,391      158,285       --             161,676
Tax benefit of exercise of nonqualified stock options.........     --          --         549,091       --             549,091
Registration costs related to stock options and warrants
  (note 12)...................................................     --          --        (403,442)      --            (403,442)
Net income....................................................     --          --          --        1,459,597       1,459,597
                                                                ---------   --------   ----------   ----------   -------------
Balances, September 30, 1998..................................  8,343,928   $125,159   $5,628,649   $4,481,947    $ 10,235,755
                                                                ---------   --------   ----------   ----------   -------------
                                                                ---------   --------   ----------   ----------   -------------

                See accompanying notes to financial statements.

                                 PARAVANT INC.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                          1998           1997
                                                                                       -----------    -----------
Cash flows from operating activities:
     Net income.....................................................................   $ 1,459,597    $ 1,141,791
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization.............................................       444,995        348,233
          Deferred income taxes.....................................................        71,890       (215,373)
          Increase (decrease) in cash caused by changes in:
               Accounts receivable..................................................       (98,278)     3,078,277
               Employee receivables and advances....................................       (21,134)        45,381
               Inventory............................................................       301,201       (957,881)
               Prepaid expenses.....................................................        27,285         43,606
               Other assets.........................................................      (171,410)      (277,844)
               Accounts payable.....................................................      (214,671)      (448,364)
               Accrued commissions..................................................       (46,523)       121,308
               Accrued expenses.....................................................        65,656        308,358
               Accrued incentive compensation.......................................        92,520        122,286
               Income taxes payable.................................................       138,550        163,962
                                                                                       -----------    -----------
                    Net cash provided by operating activities.......................     2,049,678      3,473,740
                                                                                       -----------    -----------

Cash flows from investing activities:
     Acquisitions of property, plant and equipment..................................      (628,778)      (443,066)
     Acquisitions of intangible assets, demonstration pool and custom molds.........      (103,290)       (67,826)
     Notes receivable...............................................................      (965,684)       --
     Payment of acquisition costs...................................................      (551,850)       (25,000)
                                                                                       -----------    -----------
                    Net cash used in investing activities...........................    (2,249,602)      (535,892)
                                                                                       -----------    -----------
Cash flows from financing activities:
     Net repayments on notes payable to bank........................................       --            (540,000)
     Repayments on other notes payable..............................................       --            (100,000)
     Repayments on long-term debt...................................................      (110,004)      (610,004)
     Repayments on capital lease obligations........................................      (132,465)      (162,164)
     Proceeds from exercise of warrants.............................................       259,320        --
     Proceeds from exercise of common stock options.................................       161,676         21,878
     Payment of registration costs..................................................      (403,442)       --
                                                                                       -----------    -----------
                    Net cash used in financing activities...........................      (224,915)    (1,390,290)
                                                                                       -----------    -----------
                    Net increase (decrease) in cash and cash equivalents............      (424,839)     1,547,558
Cash and cash equivalents at beginning of year......................................     1,612,627         65,069
                                                                                       -----------    -----------
Cash and cash equivalents at end of year............................................   $ 1,187,788    $ 1,612,627
                                                                                       -----------    -----------
                                                                                       -----------    -----------
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
          Interest..................................................................   $    19,704    $   103,270
                                                                                       -----------    -----------
                                                                                       -----------    -----------
          Income taxes..............................................................   $   539,598    $   644,106
                                                                                       -----------    -----------
                                                                                       -----------    -----------
Supplemental disclosure of noncash investing and financing activities:
     The Company entered into capital lease agreements for factory and office
      equipment.....................................................................   $    27,015    $   191,228
                                                                                       -----------    -----------
                                                                                       -----------    -----------
Supplemental disclosure of noncash financing activities:
     The Company had a tax benefit from the exercise of nonqualified stock
      options.......................................................................   $   549,091    $   --
                                                                                       -----------    -----------
                                                                                       -----------    -----------

                See accompanying notes to financial statements.

                                 PARAVANT INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BUSINESS

     Paravant Inc. (the 'Company') is engaged in the design, development, production and sales of computer and communication systems, specializing in rugged, hand-held and laptop computer products with primarily military applications. The Company has expanded into the medical market and now provides a line of programmers which are used to provide programming information to medical pumps and related devices. The principal customers of the Company are United States Department of Defense contractors who are subject to federal budgetary implications. The work is performed under general fixed price purchase orders and on a general production basis.

(b) CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include all highly liquid debt instruments purchased with a maturity of three months or less.

(c) ACCOUNTS RECEIVABLE

     Management has provided an allowance for doubtful accounts receivable in the amount of $88,993 and $141,497 as of September 30, 1998 and 1997, respectively.

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

(f) REVENUE AND COST RECOGNITION

     The Company recognizes revenues on product sales when the customer accepts title, which typically occurs upon shipment. At September 30, 1998 and 1997, the Company had product sales of $43,996 and $1,241,111, respectively, for which title had been transferred to a customer although physical product remained on Company premises at the convenience of the customer. The Company allows customers to return products under warranty for up to one year for repair and accrues a reserve for future warranty costs at the time of product sales. The warranty reserve was $78,000 and $75,000 as of September 30, 1998 and 1997, respectively.

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

                                 PARAVANT INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

(h) STOCK OPTION PLAN

     Prior to October 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ('APB') Opinion No. 25, 'Accounting for Stock Issued to Employees', and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On October 1, 1996, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 123, 'Accounting for Stock-Based Compensation', which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in the first fiscal year beginning after December 15, 1994, and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

(i) BASIC AND DILUTED EARNINGS PER SHARE

     On December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, 'Earnings per Share'. SFAS No. 128 superseded APB Opinion No. 15, 'Earnings per Share', and specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. It also requires that prior period earnings per share be restated to conform to the requirements of SFAS No. 128.

     Basic earnings per share for the years ended September 30, 1998 and 1997 has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the years ended September 30, 1998 and 1997 has been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding.

     A reconciliation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share is as follows:

                                                              1998          1997
                                                           ----------    ----------
Basic:
     Weighted average number of common shares
       outstanding......................................    8,174,111     7,979,293
                                                           ----------    ----------
                                                           ----------    ----------
Diluted:
     Weighted average number of common shares
       outstanding......................................    8,174,111     7,979,293
     Dilutive stock options.............................      482,065       755,700
     Dilutive warrants..................................    1,795,232     3,525,999
                                                           ----------    ----------
                                                           10,451,408    12,260,992
                                                           ----------    ----------
                                                           ----------    ----------

     Options to purchase 643,750 and 214,000 shares of common stock were excluded from the calculation of diluted earnings per share for the years ended September 30, 1998 and 1997, respectively, because their exercise prices exceeded the average market price of common shares for the period.

(j) FINANCIAL INSTRUMENTS

     The fair values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to the short maturity of those instruments. The fair values of notes receivable, long-term debt and capital lease obligations approximate their carrying amounts because these financial instruments bear interest at borrowing rates currently available to the Company for similar issues or leases with similar terms and maturities.

                                 PARAVANT INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

(k) USE OF ESTIMATES

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

(2) EMPLOYEE NOTE RECEIVABLE

     The Company holds an unsecured note receivable of $215,684 from an officer and director of the Company. The note was originated in June 1998, bears interest at the prime rate currently available under the Company's existing line of credit and matures in June 2003.

(3) INVENTORY

     The following is a summary of inventory at September 30, 1998 and 1997:

                                                              1998          1997
                                                           ----------    ----------
Raw materials...........................................   $3,142,646    $2,149,401
Work in process.........................................      394,212     1,490,621
Finished goods..........................................       52,714       263,516
                                                           ----------    ----------
                                                            3,589,572     3,903,538
Reserve for obsolete inventory..........................     (429,000)     (441,765)
                                                           ----------    ----------
                                                           $3,160,572    $3,461,773
                                                           ----------    ----------
                                                           ----------    ----------

(4) PROPERTY, PLANT AND EQUIPMENT

     The following is a summary of property, plant and equipment at September 30, 1998 and 1997:

                                                              1998          1997
                                                           ----------    ----------
Office equipment........................................   $1,050,343    $  980,019
Factory equipment.......................................      776,841       596,412
Leasehold improvements..................................      231,760       199,945
                                                           ----------    ----------
          Total cost....................................    2,058,944     1,776,376
Less accumulated depreciation...........................     (819,765)     (861,937)
                                                           ----------    ----------
                                                           $1,239,179    $  914,439
                                                           ----------    ----------
                                                           ----------    ----------

     Depreciation and amortization expense on these assets amounted to $331,053 and $237,370 for the years ended September 30, 1998 and 1997, respectively.

(5) INTANGIBLE ASSETS

     These assets consist of exclusive rights to a printed circuit board and certain software. Cost and accumulated amortization of these assets at September 30, 1998 and 1997 are as follows:

                                                               1998         1997
                                                             ---------    ---------
Cost......................................................   $ 302,500    $ 272,500
Accumulated amortization..................................    (238,625)    (207,625)
                                                             ---------    ---------
                                                             $  63,875    $  64,875
                                                             ---------    ---------
                                                             ---------    ---------

                                 PARAVANT INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

     Total amortization expense on these assets was $31,000 and $29,250 for the years ended September 30, 1998 and 1997, respectively.

(6) DEMONSTRATION POOL AND CUSTOM MOLDS

     These assets consist of equipment held in the demonstration pool and custom molds. Cost and accumulated amortization of these assets at September 30, 1998 and 1997 are as follows:

                                                               1998         1997
                                                             ---------    ---------
Cost......................................................   $ 480,403    $ 762,549
Accumulated amortization..................................    (227,533)    (500,027)
                                                             ---------    ---------
                                                             $ 252,870    $ 262,522
                                                             ---------    ---------
                                                             ---------    ---------

     Total amortization expense on these assets was $82,942 and $81,613 for the years ended September 30, 1998 and 1997, respectively.

(7) NOTE PAYABLE TO BANK

     The Company has a line of credit with a bank totaling $4,000,000 which is due on demand and, at September 30, 1998, bears interest at the prime rate or the 30 or 60 day LIBOR rate plus 2.70% for secured borrowings under prescribed levels and the prime rate plus .50% for other borrowings. Secured borrowings are collateralized by accounts receivable, inventory and equipment. There were no borrowings outstanding under this credit agreement at September 30, 1998 and 1997. The credit agreement does not contain any material financial covenants.

(8) LONG-TERM DEBT

     The following is a summary of long-term debt at September 30, 1998 and 1997:

                                                                          1998        1997
                                                                         -------    ---------
Note payable to bank bearing an initial interest rate of 7.25%, interest rate adjusted monthly to 1.50% above the prime rate;
  interest and principal due in sixty monthly installments including principal of $9,167 per payment; final payment due October of 1998;
  secured by accounts receivable, inventory and equipment.............   $ 9,147    $ 119,151
Less current maturities...............................................    (9,147)    (110,004)
                                                                         -------    ---------
          Long-term debt, less current maturities.....................   $ --       $   9,147
                                                                         -------    ---------
                                                                         -------    ---------

(9) LEASES

     The Company is obligated under various capital leases for office equipment and building improvements. At September 30, 1998 and 1997, respectively, property, plant and equipment included net capital lease assets of $256,347 and $293,096.

     The Company also has several noncancellable operating leases. Under these arrangements, the Company leases its current office facilities at a rate of $9,176 per month. In addition, the Company leases a residential unit from a related partnership under a month-to-month lease at a rate of $1,000 per month. The Company also leases automobiles and equipment with lease terms into June of 1999. Rent expense under operating lease agreements totaled $147,409 and $185,306 for the years ended September 30, 1998 and 1997, respectively.

                                 PARAVANT INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

     The following is a schedule by years of future minimum lease payments under capital and operating leases together with the present value of the net minimum lease payments for capital lease obligations as of September 30, 1998:

                                                                         CAPITAL     OPERATING
YEAR ENDING SEPTEMBER 30,                                                LEASES       LEASES
---------------------------------------------------------------------   ---------    ---------
1999.................................................................   $  68,968    $ 149,916
2000.................................................................      22,741      139,940
2001.................................................................       6,132      121,510
2002.................................................................      --            7,210
                                                                        ---------    ---------
          Total minimum lease payments...............................      97,481      418,576
                                                                                     ---------
                                                                                     ---------
Less amounts representing interest...................................      (7,100)
                                                                        ---------
          Present value of net minimum lease payments................      90,741
Less current maturities..............................................     (63,670)
                                                                        ---------
Capital lease obligations............................................   $  27,071
                                                                        ---------
                                                                        ---------

(10) STOCK OPTIONS

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

     On November 22, 1994, the Company granted options to a key officer to purchase 182,977 shares of the Company's common stock at an exercise price of $.72 per share. The terms of these options provided that the options were exercisable through November 22, 2004. These options were exercised on April 28, 1998.

     On November 22, 1994, the Company reserved 900,000 shares of common stock for its qualified incentive stock option plan ('qualified plan'). On March 14, 1996, the Company increased the options reserved under the qualified plan from 900,000 to 1,455,000 and on March 12, 1998, the Company increased the options reserved under the qualified plan from 1,455,000 to 2,955,000. The terms of these options provide that the options are exercisable at 33% per year and expire ten years after the date of grant. The qualified plan is administered by the Company's Board of Directors or a committee thereof. The qualified plan gives broad powers to the Board of Directors to administer and interpret the Plan, including the authority to select the individuals to be granted options and to prescribe the particular form and conditions of each option granted. All options are granted at an exercise price equal to the fair market value or 110 percent of the fair market value of the Company's common stock on the date of the grant. Awards may be granted pursuant to the qualified plan through November 22, 2004. The qualified plan may be terminated earlier by the Board of Directors at its sole discretion.

     On March 14, 1996, the Company reserved 45,000 shares under a plan to benefit the nonemployee directors under terms similar to the qualified plan ('directors nonqualified plan'). On March 12, 1998, the Company increased the options reserved under the directors nonqualified plan from 45,000 to 135,000. The terms of these options provide that the options are exercisable on the date of grant and expire ten years after the date of grant. The directors nonqualified plan provides that each nonemployee director be granted options to purchase 7,500 shares at the fair market value on the date of the director's election to the Board and on the date of each of the Board's annual meetings thereafter.

                                 PARAVANT INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

     On November 20, 1997, the Company granted options under its qualified plan to employees to purchase 226,000 shares of the Company's common stock at an exercise price of $4.25 per share which was the market price of the shares at the date of issuance.

     On November 20, 1997, the Company granted special options to the three nonemployee directors (1997 special option plan) exercisable for ten years from the date of issuance for the purchase of an aggregate of up to 24,000 shares at an exercise price of $4.25 per share, the market price of the shares at the date of issuance. Although not granted under the existing directors nonqualified plan, the 1997 special option plan is subject to terms substantially similar to those applicable to options granted under the directors nonqualified plan. The 1997 special options are evidenced by stock option agreements between the Company and the subject directors.

     On June 18, 1998, the Company granted special options to one nonemployee director (1998 special option plan) exercisable for ten years from the date of issuance for the purchase of 9,000 shares at an exercise price of $1.719 per share, the market price of the shares at the date of issuance. Although not granted under the existing directors' nonqualified plan, the 1998 special option plan is subject to terms substantially similar to those applicable to options granted under the directors nonqualified plan. The 1998 special options are evidenced by a stock option agreement between the Company and the director.

     At September 30, 1998, there were 1,530,042 and 78,000 additional shares available for grant under the qualified plan and directors nonqualified plan, respectively. Using the Black Scholes option-pricing model, the per share weighted-average fair value of stock options granted during 1998 where exercise price equals the market price of the stock on the grant date and exercise price is greater than the market price of the stock on the grant date was $3.86 and $4.68, respectively. The per share weighted-average fair value of stock options granted during 1997 where exercise price equals the market price of the stock on the grant date was $4.85.

     The following weighted average assumptions were used:

                                                                        1998           1997
                                                                     ----------      ---------
Exercise price equal to market price on grant date
     Expected risk-free interest rate.............................         5.75%          6.13%
     Expected life................................................      7.9 years      8.0 years
     Expected volatility..........................................       110.90%        122.72%
     Expected dividend yield......................................         0.00%          0.00%
Exercise price greater than market price on grant date
     Expected risk-free interest rate.............................         5.78%        --
     Expected life................................................      5.0 years       --
     Expected volatility..........................................       110.00%        --
     Expected dividend yield......................................         0.00%        --

     The Company applies APB Opinion No. 25 in accounting for its option plans and, accordingly, no compensation cost has been recognized in the financial statements for stock options granted. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                               1998          1997
                                                                            ----------    ----------
Net income           As reported.........................................   $1,459,597    $1,141,791
                     Pro forma...........................................      413,014       629,758
Basic earnings per   As reported.........................................         0.18          0.14
  share
                     Pro forma...........................................         0.05          0.08

                                 PARAVANT INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

     Pro forma net income reflects only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 3 years and compensation cost for options granted prior to October 1, 1995 is not considered.

     Stock option activity during the periods indicated is as follows:

                                                                            NUMBER OF    WEIGHTED-AVERAGE
                                                                             SHARES       EXERCISE PRICE
                                                                            ---------    ----------------
Outstanding at September 30, 1996........................................     999,976         $  .98
     Granted.............................................................     223,000           5.18
     Exercised...........................................................     (37,614)           .60
     Forfeited...........................................................     (15,608)          3.16
                                                                            ---------
Outstanding at September 30, 1997........................................   1,169,754           1.76
     Granted.............................................................     461,500           4.13
     Exercised...........................................................    (226,061)           .72
     Forfeited...........................................................     (18,650)          4.95
                                                                            ---------
Outstanding at September 30, 1998........................................   1,386,543           2.68
                                                                            ---------
                                                                            ---------

     At September 30, 1998, the range of exercise prices and weighted-average remaining contractual lives of outstanding options was $.24 to $.72 for 251,943 shares; $.73 to $.79 for 120,000 shares; $1.33 to $1.72 for 389,500 shares; and
$3.56 to $6.00 for 625,100 shares at 5.75 years, 1.15 years, 6.26 years and 7.61 years, respectively.

     At September 30, 1998 and 1997, the number of options exercisable was 731,711 and 597,754, respectively, and the weighted-average exercise price of those options was $1.60 and $.97, respectively.

(11) WARRANTS

     In connection with the Company's initial public offering (IPO) of common stock in June of 1996, the Company issued 4,830,000 warrants ('redeemable warrants') exercisable for a period of five years commencing November 30, 1997 at an exercise price of $2.00 per share, subject to adjustment in certain circumstances. The Company, at its option during the exercise period of the warrants, may redeem the warrants, after November 30, 1997, upon notice of not less than 30 days, at a price of $.0167 per warrant provided that the closing sale price of the Company's common stock on the Nasdaq National Market has exceeded $2.83 per share (subject to adjustment) for a period of 30 consecutive trading days. During the year ended September 30, 1998, this condition was met as the closing sale price of the Company's common stock exceeded $2.83 per share from December 1, 1997 through March 26, 1998 and these warrants are callable. As of September 30, 1998, 112,215 warrants have been exercised. In addition, in connection with the IPO, the Company issued warrants to the underwriter to purchase up to 300,000 shares of common stock at $2.00 per share and up to 420,000 warrants to purchase redeemable warrants at $.04 per warrant. The underwriter's warrants are exercisable during the four-year period commencing June 3, 1997. As of September 30, 1998, 12,000 underwriter's warrants have been exercised and 372,018 underwriter's warrants to purchase warrants have been exercised. Upon exercise, the underwriter's warrants to purchase warrants increase the number of redeemable warrants outstanding.

     In connection with the Company's bridge financing in August 1995, the Company sold to a group of investors, warrants ('bridge warrants'), to purchase 480,000 shares of common stock, exercisable until June 3, 2001 at an exercise price of $2.00 per share, subject to adjustment in certain circumstances. The Company, at its option during the exercise period of the bridge warrants, may redeem the bridge warrants at a price of $.0167 per bridge warrant provided that the average of the closing bid prices of the Company's common stock on the Nasdaq National Market has exceeded $2.00 for any consecutive

                                 PARAVANT INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

20 trading days, and then only upon written notice of not less than 30 days, given within 60 days of this period. As of September 30, 1998, no bridge warrants have been exercised.

     On April 15, 1998, the Company issued warrants to The Equity Group, Inc. to purchase 45,000 unregistered shares of common stock. These warrants are exercisable until April 14, 2003 at an exercise price of $2.75 per share, subject to adjustment in certain circumstances. The Equity Group, Inc. is the Company's financial public relations and investor relations consultant and the warrants were issued in conjunction with the signing of a one year contract.

(12) REGISTRATION COSTS

     The Company incurred $403,442 of registration costs related to the registration of shares under its qualified, directors nonqualified, 1997 special and 1998 special option plans and its redeemable warrants, underwriter warrants and bridge warrants. These costs have been reflected as a reduction of additional paid-in capital in the accompanying financial statements.

(13) RESEARCH AND DEVELOPMENT

     Research and development costs are expensed when incurred and are included in selling and administrative expense. The amounts charged to expense were $657,607 and $611,295 for the years ended September 30, 1998 and 1997, respectively.

(14) INCOME TAXES

     The components of income tax expense (benefit) for the years ended September 30, 1998 and 1997 are as follows:

                                                           CURRENT     DEFERRED      TOTAL
                                                           --------    ---------    --------
1998:
     Federal............................................   $640,691       61,383     702,074
     State..............................................     37,457       10,507      47,964
                                                           --------    ---------    --------
                                                           $678,148       71,890     750,038
                                                           --------    ---------    --------
                                                           --------    ---------    --------
1997:
     Federal............................................   $683,579     (184,143)    499,436
     State..............................................    126,026      (31,230)     94,793
                                                           --------    ---------    --------
                                                           $809,602     (215,373)    594,229
                                                           --------    ---------    --------
                                                           --------    ---------    --------

     Following is a reconciliation of the expected income tax expense computed by applying the U.S. federal income tax rate of 34% to income before income taxes and the actual income tax provision for the years ended September 30, 1998 and 1997:

                                                                           1998        1997
                                                                         --------    --------
Computed 'expected' tax expense.......................................   $751,276     590,247
Increase (decrease) in income taxes resulting from:
     State income taxes, net of federal income tax benefit............     30,125      52,358
     Nondeductible meals and entertainment expense....................      3,250       7,200
     Research and experimentation credit..............................      --        (31,951)
     Other, net.......................................................    (34,613)    (23,625)
                                                                         --------    --------
                                                                         $750,038     594,229
                                                                         --------    --------
                                                                         --------    --------

                                 PARAVANT INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

     Deferred income taxes as of September 30, 1998 and 1997 reflect the impact of 'temporary differences' between amounts of assets and liabilities for financial statement purposes and such amounts as measured by tax laws. The temporary differences give rise to deferred tax assets and liabilities which are summarized below as of September 30, 1998 and 1997:

                                                                          1998         1997
                                                                        ---------    --------
Gross deferred tax liabilities:
     Capitalized costs...............................................   $(113,416)    (36,392)
     Accumulated depreciation........................................     (93,651)    (81,342)
                                                                        ---------    --------
          Total gross deferred tax liabilities.......................    (207,067)   (117,734)
                                                                        ---------    --------
Gross deferred tax assets:
     Inventory.......................................................     287,993     255,166
     Accounts receivable.............................................      33,488      53,245
     Accrued warranty costs..........................................      29,351      28,223
     Accrued vacation and sick leave.................................      84,347      54,996
     Accrued incentive compensation..................................      39,149      26,341
     Deferred revenue................................................       8,292       8,292
     Research credits................................................      --          38,914
                                                                        ---------    --------
          Total gross deferred tax assets............................     482,620     465,177
                                                                        ---------    --------
          Total net deferred tax assets..............................   $ 275,553     347,443
                                                                        ---------    --------
                                                                        ---------    --------

     A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of September 30, 1998 and 1997, no valuation allowance has been recognized in the accompanying financial statements for the deferred tax assets because the Company believes that sufficient future taxable income will be generated to fully utilize the benefits of these deductible amounts.

(15) RETIREMENT PLAN

     The Company has a defined contribution retirement plan covering substantially all employees who have completed 1,000 hours of service. Retirement expense incurred was $80,558 and $53,597 for the years ended September 30, 1998 and 1997, respectively.

(16) RELATED PARTY TRANSACTION

     On July 2, 1998, the Company entered into a loan agreement with UES, Inc. ('UES'), an affiliate of the Company which is controlled by the Company's chairman. The loan agreement, which expires on December 31, 1998, totals $750,000, is due on demand and bears interest at 7%, payable monthly. The note is personally guaranteed by the Company's chairman and is collateralized by UES's shares of the Company in the amount of 1,448,775 common shares.

(17) CONTINGENCIES

     In March 1996, the Company's former counsel rendered an invoice to the Company totaling approximately $365,000 for legal fees and expenses representing both general corporate services as well as services relating to the Company's IPO. The Company contested the invoice and accrued an estimate for the settlement, if any, of these fees. In March 1996, the Company's former counsel filed an action

                                 PARAVANT INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

against the Company, its current underwriter and certain other defendants, alleging, among other things, breach of contract, failure to pay attorneys fees, fraud, copyright infringement and defamation by the Company in connection with the aforementioned services as well as claiming a finder's fee with respect to the underwriter's relationship with the Company. In September 1997, the plaintiff filed an amended complaint increasing his claim for legal services from approximately $365,000 to approximately $415,000. The plaintiff also sought punitive damages of $1,000,000 from the Company. On December 21, 1998, the parties agreed to a settlement of this lawsuit whereby the Company will deliver to the plaintiff cash approximating the amount which was accrued on September 30, 1998, and the plaintiff will deliver to the Company a general release of liability. The settlement is expected to become final following the filing with the court of a stipulation of discontinuance with prejudice during the first week of January 1999.

     In September 1996, a former Company employee filed an action against the Company and certain other defendants alleging retaliatory personnel actions instituted by the defendants against the plaintiff. The Plaintiff is seeking from the defendants an amount of $950,000 plus interest, related costs and attorneys fees. The Company has filed a motion to dismiss the plaintiff's amended complaint and intends to vigorously defend this lawsuit. Management, after consultation with counsel, is of the opinion that the ultimate resolution of this matter will not have a material adverse effect on future operations of the Company. Management has not accrued any liability relating to the tortious portion of this lawsuit as it believes the Company will prevail. In the event a court finds in favor of the plaintiffs, additional costs will be incurred.

(18) CONCENTRATION OF CREDIT RISK

     The Company has a high concentration of sales to a few customers who accounted for 87% and 89% of revenues for the years ended September 30, 1998 and 1997, respectively. A summary of sales and accounts receivable to the customers that exceed 10% of sales or accounts receivable as of or for the years ended September 30, 1998 and 1997 are as follows:

                                                                  1998                     1997
                                                          ---------------------    ---------------------
                                                            SALES       % TOTAL      SALES       % TOTAL
                                                          ----------    -------    ----------    -------
Customer A.............................................   $7,888,760       51%     $6,094,617       46%
Customer B.............................................    3,368,953       22       4,684,013       36
Customer C.............................................    1,754,976       11         463,242        4%
Customer D.............................................      488,750        3          --         --
Customer E.............................................       54,691     --           871,468        7

                                                           ACCOUNTS                 ACCOUNTS
                                                          RECEIVABLE    % TOTAL    RECEIVABLE    % TOTAL
                                                          ----------    -------    ----------    -------
Customer A.............................................   $2,813,017       69%     $1,556,040       37%
Customer B.............................................       33,126        1       1,663,296       39
Customer C.............................................      308,482        8         143,975        4%
Customer D.............................................      431,250       11          --         --
Customer E.............................................       44,728        1         657,596       16

(19) SUBSEQUENT EVENTS

(a) STOCK OPTIONS GRANTED

     On November 19, 1998, the Company granted options under its qualified plan to employees to purchase 244,609 shares of the Company's common stock at an exercise price of $1.938 per share which was the market price of the shares at the date of issuance. In addition, the Company granted options under its qualified plan to one employee to purchase 8,333 shares of the Company's common stock at an exercise price of $2.132 per share which was 110% of the market price of the shares at the date of issuance. The Company also granted 17,791 and 16,667 nonqualified options at exercise prices of $1.938 and $2.132, respectively.

                                 PARAVANT INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

(b) ACQUISITION

     On March 31, 1998, the Company entered into an agreement ('Acquisition Agreement') to buy the common stock of Engineering Development Laboratories, Incorporated ('EDL') and substantially all of the business and operating assets of Signal Technology Laboratories, Inc. ('STL' and together with EDL, 'EDL-STL'). On October 8, 1998, the Company, through its wholly owned subsidiary, STL of Ohio ('New STL'), purchased substantially all of STL's operating assets and all of the outstanding common stock of EDL. Certain assets of STL were excluded from the sale, including certain cash, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts on its active contracts. New STL simultaneously entered into an agreement to subcontract the completion of all remaining contracts with STL. The subcontract agreement provides for New STL to pay STL a management fee of 2% of subcontract revenues.

     In connection with this Acquisition Agreement, the Company simultaneously entered into an agreement with its primary lender to enable the Company, EDL and New STL to collectively borrow up to $14,000,000 at a variable rate of interest tied to the prime rate, which at October 8, 1998, was 7.50%.

     Under the terms of the Acquisition Agreement, the Company paid to the shareholders of EDL-STL approximately $8.7 million in cash; an 8%, three year, $4.8 million note; 3,950,000 shares of the Company's common stock; and a contingent cash earn-out payable over five years based on New STL's future profits. In addition, on November 19, 1998, the Company paid $180,298 to its financial advisor for services rendered in association with the acquisition.

     The following is a summary of certain combined financial information for EDL-STL for the year ended September 30, 1998;

Total assets.........................................................   $15,991,700
Total working capital................................................    11,984,721
Total equity.........................................................    12,399,831
Total revenues.......................................................    35,744,176

     At September 30, 1998, the Company has capitalized approximately $577,000 in costs associated with this acquisition. These capitalized costs are included in other assets in the accompanying financial statements.

                                 PARAVANT INC.
            Index to Exhibits with form 10-KSB dated December 23, 1998


EXHIBIT                                         DESCRIPTION OF EXHIBIT
-------  -----------------------------------------------------------------------------------------------------------
 2.1     -- Acquisition Agreement by and among Paravant Computer Systems, Inc., Engineering Development
            Laboratories, Incorporated, Signal Technology Laboratories, Inc. James E. Clifford, Edward W. Stefanko,
            C. David Lambertson, C. Hyland Schooley, Peter Oberbeck and Leo S. Torresani (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated October 8, 1998).
 3(i)    -- Amended and Restated Articles of Incorporation as filed with the Florida Department of State on
            December 8, 1998.
 3(ii)   -- Amended and Restated By-laws (incorporated by reference to exhibit 3.2 of Form 10-QSB of the quarterly period ended June 30, 1996).
 4.1A    -- Specimen Common Stock Certificate as amended November 1, 1998.
 4.2A    -- Specimen Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to Registration Statement
            on Form SB-2).
10.3B    -- Incentive Stock Option Plan, as amended March 12, 1998 (incorporated by reference to Exhibit 10.3B to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998).
10.14A   -- Non-employee Directors' Stock Option Plan, as amended March 12, 1998 (incorporated by reference to
            Exhibit 10.14A to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March
            31, 1998).
10.32    -- Agreements Granting Special Stock Option between the Registrant and John P. Singleton dated as of June
            18, 1998 (incorporated by reference to Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-QSB
            for the quarterly period ended June 30, 1998).
10.33    -- Agreements clarifying Prior Grant of Stock Options between the Registrant and Michael F. Maguire dated as of June 18, 1998 (incorporated by reference to Exhibit 10.33 to the Registrant's Quarterly Report on
            Form 10-QSB for the quarterly period ended June 30, 1998).
10.34    -- Promissory Note to Registrant from Richard P. McNeight dated June 3, 1998 (incorporated by reference to
            Exhibit 10.34 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30,
            1998).
10.35    -- Promissory Note to Registrant from UES Inc. dated July 2, 1998 (incorporated by reference to Exhibit
            10.35 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1998).
            The note is personally guaranteed by Krishan K. Joshi.
10.36    -- Credit Agreement by Registrant with National City Bank.
10.37    -- Commercial Note by Registrant with National City Bank.
10.38    -- Employment Agreement between Paravant Computer Systems, Inc. and Edward W. Stefanko dated October 1,
            1998.
10.39    -- Employment Agreement between Paravant Computer Systems, Inc. and C. Hyland Schooley dated October 1,
            1998.
10.40    -- Employment Agreement between Paravant Computer Systems, Inc. and James E. Clifford dated October 1,
            1998.
10.41    -- Non-Competition Agreement between Paravant Computer Systems, Inc. and C. Hyland Schooley dated October
            1, 1998.
10.42    -- Subordinated Note from Paravant Computer Systems, Inc. to Edward W. Stefanko dated October 1, 1998.
10.43    -- Subordinated Note from Paravant Computer Systems, Inc. to Hyland Schooley dated October 1, 1998.
10.44    -- Subordinated Note from Paravant Computer Systems, Inc. to James E. Clifford dated October 1, 1998.
10.45    -- Lease Agreement between Engineering Development Laboratories, Incorporated and UES, Incorporated, dated
            November 26, 1996 (as amended).
10.46    -- Lease Agreement between Signal Technology Laboratories, Inc. and UES, Incorporated dated August 1, 1996
            (as amended through October 1, 1997).
10.47    -- Mutual Commitment to Build and to Lease between Engineering Development Laboratories, Incorporated, UES,
            Inc. and Beavercreek Enterprises dated June 5, 1998.
10.48    -- Mutual Commitment to Build and to Lease between Signal Technology Laboratories, Inc., UES, Inc. and
            Beavercreek Enterprises dated June 5, 1998.
11       -- Statement re: computation of per share earnings (not required because the relevant computation can be clearly determined from material contained in the financial statements).
21       -- Subsidiaries of Paravant Inc.
27       -- Financial Data Schedule.