Form 10QSB
period 1998-12-31
PARAVANT INC
filed 1999-02-16
CIK 944405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______ to ______
Commission file number:   0-28114

                                  PARAVANT INC.

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

                  At February 10, 1998, there were outstanding
         12,299,881 shares of Common Stock, $.015 par value per share.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                          PARAVANT INC. AND SUBSIDIARIES

                                      INDEX




 PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited):

 Condensed Consolidated Balance Sheet - December 31, 1998 ................ 3

 Condensed Consolidated Statements of Operations for the three months ended December 31, 1998 and 1997 ................................. 5

 Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 1998 and 1997......................................... 6

 Notes to Condensed Consolidated Financial Statements..................... 8

 Item 2. Management's Discussion and Analysis of Operations...............13

PART II - OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K.................................18

 SIGNATURES...............................................................18

Index to Exhibits Filed with Form 10-QSB dated February 16, 1998..........19


                         PARAVANT INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet

                                December 31, 1998


                                           ASSETS
                                           ------
                                                                   (Unaudited)
Current assets:
   Cash and cash equivalents                                     $  225,307
   Accounts receivable, net                                       3,570,078
   Employee receivables and advances                                 33,091
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                       5,009,043
   Inventory, net                                                 3,945,638
   Prepaid expenses                                                  86,836
   Deferred income taxes                                            482,620
                                                                -----------

      Total current assets                                       13,352,613

Property, plant and equipment, net                                1,524,132

Intangible assets, net                                            5,753,934

Demonstration pool and custom molds, net                            760,225

Employee note receivable                                            215,685

Other assets                                                        763,149

Goodwill, net                                                    12,238,951
                                                               ------------
      Total assets                                             $ 34,608,689
                                                               ============


See accompanying notes to condensed consolidated financial statements


                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------
                                                                   (Unaudited)

Current liabilities:
   Current maturities of notes payable to related parties      $  1,200,000
   Current maturities of capital lease obligations                   38,686
   Accounts payable                                               1,539,716
   Due to related party                                              69,741
   Accrued commissions                                              438,170
   Accrued expenses                                                 935,826
   Accrued incentive compensation                                   307,134
   Income taxes payable                                             677,301
                                                               ------------

      Total current liabilities                                   5,206,574

Revolving line of credit                                          8,455,984
Notes payable to related parties, net of current maturities       3,600,000
Capital lease obligations, less current maturities                   27,071
Deferred compensation                                               109,911
Deferred income taxes, net                                          163,102
                                                               ------------
      Total liabilities                                          17,562,642
                                                               ------------

Stockholders' equity:
   Preferred stock, par value $.01 per share. Authorized
      2,000,000 shares, none issued                                     -
   Common stock, par value $.015 per share. Authorized
      30,000,000 shares, issued and outstanding 12,299,881
      shares                                                        184,497
   Additional paid-in capital                                    11,446,031
   Retained earnings                                              5,415,519
                                                               ------------
      Total stockholders' equity                                 17,046,047
                                                               ------------
Commitments and contingencies (note 8)

   Total liabilities and stockholders' equity                  $ 34,608,689
                                                               ============


                         PARAVANT INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

              For the three months ended December 31, 1998 and 1997


                                                                      1998                      1997
                                                                      ----                      ----
                                                                                (Unaudited)

Revenues                                                         $  8,482,293                3,597,965

Cost of revenues                                                    3,445,702                1,975,269
                                                                 ------------             ------------

      Gross profit                                                  5,036,591                1,622,696

Selling and administrative expense                                  3,305,536                1,346,220
                                                                 ------------             ------------

      Income from operations                                        1,731,055                  276,476

Other income (expense):
   Interest expense                                                  (246,944)                  (6,363)
   Miscellaneous                                                       58,984                   27,886
                                                                 ------------             ------------

      Income before income taxes                                    1,543,095                  297,999

Income tax expense                                                   (609,523)                (100,840)
                                                                 ------------             ------------

      Net income                                                 $    933,572                  197,159
                                                                 ============             ============

Basic earnings per share                                         $      0.076                    0.025
                                                                 ============             ============

Diluted earnings per share                                       $      0.074                    0.017
                                                                 ============             ============

Weighted average number of common shares outstanding               12,252,837                7,995,865
                                                                 ============             ============
Weighted average number of common shares and dilutive
      potential common shares outstanding                          12,563,376               11,862,288
                                                                 ============             ============



See accompanying notes to condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

              For the three months ended December 31, 1998 and 1997



                                                                                    1998                    1997
                                                                                    ----                    ----
                                                                                         (Unaudited)

Cash flows from operating activities:
   Net income                                                                 $   933,572                 197,159
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                            646,626                 107,113
         Writedown on leasehold improvements                                         --                    11,311
         Deferred income taxes                                                    (43,965)                   --
         Increase (decrease) in cash caused by changes in:
            Accounts receivable                                                   905,905               1,269,016
            Employee receivables and advances                                      16,163                  19,621
            Contracts in progress                                              (3,621,998)                   --
            Inventory                                                            (568,919)               (101,562)
            Prepaid expenses                                                       (8,161)                 (5,634)
            Other assets                                                          280,751                (360,231)
            Accounts payable                                                    1,043,756                 343,042
            Amounts due to related party                                         (152,906)                   --
            Accrued commissions                                                   (85,865)                (25,306)
            Accrued expenses                                                     (344,106)                (64,820)
            Accrued incentive compensation                                        (47,672)                   --
            Deferred compensation                                                 109,911                    --
            Income taxes payable                                                  (45,009)               (262,560)
                                                                              -----------             -----------

               Net cash provided by (used in) operating activities               (981,917)              1,127,149
                                                                              -----------             -----------
Cash flows from investing activities:
   Payments for purchase business combination, net of cash acquired            (8,713,817)                   --
   Acquisitions of property, plant and equipment                                 (165,318)                (52,062)
   Acquisitions of demonstration pool and custom molds                               --                   (19,327)
   Proceeds from  collection of note receivable                                   750,000                    --
                                                                              -----------             -----------

               Net cash used in investing activities                           (8,129,135)                (71,389)
                                                                              -----------             -----------


                                                                     (Continued)

                         PARAVANT INC. AND SUBSIDIARIES


                                                                               1998                           1997
                                                                               ----                           ----
                                                                                          (Unaudited)

Cash flows from financing activities:
   Repayments on previous line of credit                                    (225,000)                           --
   Net proceeds on revolving line of credit                                8,455,984                           --
   Repayments on long-term debt                                               (9,147)                        (27,501)
   Repayments on capital lease obligations                                   (24,985)                        (34,561)
   Proceeds from issuance of common stock                                      1,719                           2,201
   Payments for retirement of underwriters' warrants                         (50,000)                           --
                                                                         -----------                     -----------

         Net cash provided by (used in) financing activities               8,148,571                         (59,861)
                                                                         -----------                     -----------
         Net increase (decrease) in cash and cash equivalents               (962,481)                        995,899

Cash and cash equivalents at beginning of the period                       1,187,788                       1,612,627
                                                                         -----------                     -----------

Cash and cash equivalents at end of the period                           $   225,307                       2,608,526
                                                                         ===========                     ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                           $   158,572                           2,708
                                                                         ===========                     ===========

      Income taxes                                                       $   460,491                         363,400
                                                                         ===========                     ===========

Supplemental disclosure of noncash investing and financing activities:
      The Company entered into notes payable agreements with related parties totaling $4,800,000 and issued common stock totaling
      $5,925,000 in connection with the purchase business combination during the three months ended December 31, 1998.





See accompanying notes to condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Paravant Inc. and Subsidiaries (the "Company"), have been prepared in accordance with the instructions and requirements of Form 10-QSB and Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements, reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal years.

     These condensed consolidated financial statements and footnotes should be read in conjunction with the Company's audited financial statements for the fiscal year ending September 30, 1998 included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. The accounting principles used in preparing these condensed consolidated financial statements are the same as those described in such statements, except as discussed below.

(b) REPORTING ENTITY

     The accompanying unaudited condensed consolidated financial statements of the Company include the financial statements of its wholly-owned subsidiaries, Engineering Development Laboratories, Incorporated ("EDL") and STL of Ohio, Inc. ("STL of Ohio"). Intercompany transactions and accounts have been eliminated upon consolidation.

(c) BUSINESS

     The Company is engaged in the design, development, production and sales of computer and communication systems, specializing in rugged, hand-held and laptop computer products with primarily military applications. The Company has expanded into the medical market and now provides a line of programmers, which are used to provide programming information to medical pumps and related devices. In addition, the Company designs, develops and produces military electronic hardware, primarily related to airborne and avionics systems for the United States Department of Defense and designs, develops and produces hardware, primarily related to electronic signal conditioning and analysis, for foreign and domestic intelligence agencies.

                         PARAVANT INC. AND SUBSIDIARIES

     The principal customers of the Company are United States Government agencies and contractors who are subject to federal budgetary implications. The work is performed under general fixed price purchase orders and on a general production basis.

(d) REVENUE AND COST RECOGNITION

     The Company recognizes revenues on product sales for military computers and medical programmers when the customer accepts title, which typically occurs upon shipment. Contracts to design, develop and manufacture complex aerospace and electronic equipment to a buyer's specification or to provide services related to the performance of such contracts are accounted for using the percentage-of-completion method of accounting. Accordingly, revenues are recognized in the ratio that contract costs incurred are to estimated total contract costs. Losses expected to be incurred on contracts are charges to operations in the period that such losses are determined.

     Federal government contracts costs, including indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency ("DCAA"). Contract revenues have been recorded in amounts that are expected to be realized upon final settlement. In management's opinion, adjustments resulting from any DCAA audit for the period since acquisition will not have a material adverse effect on the consolidated financial position or the results of operations.

(e) INVENTORY

     Inventory is stated at the lower of cost or market using the weighted average cost method. The company provides an obsolescence reserve for inventory, as it becomes unusable or obsolete.

(f) DEPRECIATION AND AMORTIZATION

     The cost of property, plant and equipment is depreciated over the estimated useful lives of the related assets ranging from 5 to 7 years using the straight-line method. Intangible assets include the exclusive rights to a printed circuit board and certain software and non-compete agreements negotiated during the acquisition of Signal Technology Laboratories, Inc. ("STL"), and are being amortized over the estimated useful lives of the technology of 5 to 10 years and the estimated lives of the non-compete agreements of 8-1/2 years using the straight-line method. Demonstration pool assets are being amortized over their estimated useful lives of three years using the straight-line method. The Company also has custom molds, which are amortized over their estimated useful lives of ten years using the straight-line method. Goodwill, representing the excess of cost over the net tangible and identifiable intangible assets of the Company's wholly-owned subsidiaries, is stated at cost and is being amortized over the estimated future periods to be benefited of 10 years using the straight-line method. When events and circumstances so indicate, all long-term assets, including goodwill, are assessed for recoverability based upon cash flow forecasts. An impairment loss would be recorded in the period such determination is made based on the fair value of the related business.

(g) BASIC AND DILUTED EARNINGS PER SHARE

     On October 1, 1997, the Company adopted the provisions of Statement of Financial accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 requires the disclosure of Basic and Diluted Earnings per Share.

                         PARAVANT INC. AND SUBSIDIARIES

     Basic earnings per share for the three months ended December 31, 1998 and 1997 has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the three months ended December 31, 1998 and 1997 has been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding.

     A reconciliation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share is as follows:


                                                    1998        1997
                                                    ----        ----
      Basic:
         Weighted average number of common
           shares outstanding                  12,252,837    7,995,865
                                               ==========   ==========

      Diluted:
         Weighted average number of common
           shares outstanding                  12,252,837    7,995,865
         Dilutive stock options                   310,539      722,847
         Dilutive warrants                             --    3,143,576
                                               ----------   ----------
                                               12,563,376   11,862,288
                                               ==========   ==========


     Options and warrants to purchase 6,774,285 and 628,750 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended December 31, 1998 and 1997, respectively, because their exercise prices exceeded the average market price of common shares for the period.

(2) ACQUISITION

     On October 8, 1998 the Company consummated a purchase business combination (the "Acquisition"), effective October 1, 1998, of all of the outstanding common stock of EDL and substantially all of the assets of STL, EDL's majority-owned subsidiary. Pursuant to the Acquisition Agreement the Company paid consideration consisting of (i) $8.7 million in cash, (ii) three-year $4.8 million notes bearing interest at the rate of 8% and (iii) 3,950,000 shares of Common Stock. In connection with the Acquisition a contingent cash earn-out will be payable by the Company under specified circumstances over a period of up to five years based on future profits of the acquired operation. The earn-out will be recorded as a current expense in the year it is earned. The cash portion of the consideration paid by the Company in connection with the Acquisition was financed using floating rate financing obtained through National City Bank in Dayton, Ohio (the "Bank") in an amount up to $14,000,000 under a revolving line of credit with a maturity date of December 31, 2001, convertible thereafter to five year term debt. (See Note 6)

     The following unaudited pro forma financial information presents the combined results of operations of the Company, EDL and STL as if the acquisition had occurred as of October 1, 1998 and 1997, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the acquisition, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, EDL and STL constituted a single entity during such periods.

                                              Three months ended December 31
                                              ------------------------------
                                                   1998             1997
                                                   ----             ----
                                                        (unaudited)
     Net revenues                               $8,482,293       $16,693,851
                                                ==========       ===========
     Net income                                 $  933,572       $ 3,717,208
                                                ==========       ===========
     Basic earnings per share                   $    0.076       $     0.310
                                                ==========       ===========

                         PARAVANT INC. AND SUBSIDIARIES

(3) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Contracts in progress and advance billings on such contracts consist of the following as of December 31, 1998:

      Costs incurred on uncompleted contracts               $3,016,015
      Estimated earnings thereon                             1,610,397
                                                            ----------
                                                             4,626,412
      Billings to date                                         382,631
                                                            ----------
                                                            $5,009,043
                                                            ==========

     The above amount is included in the accompanying condensed consolidated balance sheet under the following captions:


      Costs and estimated earnings in excess of billings
         on uncompleted contracts                            $5,009,043
      Billings in excess of costs and estimated earnings
         on uncompleted contracts                                --
      Reserve for losses on contracts in process                 --
                                                             ---------
                                                             $5,009,043
                                                             ==========

(4) INVENTORY

     The following is a summary of inventory at December 31, 1998:


      Raw materials                                          $  3,366,424
      Work in process                                             927,132
      Finished goods                                               64,075
                                                            -------------

                                                                4,357,631
      Reserve for obsolete inventory                             (411,993)
                                                            -------------

                                                              $ 3,945,638
                                                            =============


(5) INTANGIBLE ASSETS

     Intangible assets consist of exclusive rights to a printed circuit board and certain software, as well as non-compete agreements obtained through the Acquisition. Cost and accumulated amortization of these assets at December 31, 1998 are as follows:

      Cost                                                    $ 6,169,750
      Accumulated amortization                                   (415,816)
                                                              -----------
                                                              $ 5,753,934
                                                              ===========


                         PARAVANT INC. AND SUBSIDIARIES

(6) REVOLVING LINE OF CREDIT

     The Company has floating rate financing with National City Bank in Dayton, Ohio (the "Bank") in an amount up to $14,000,000 under a revolving line of credit with a maturity date of December 31, 2001, convertible thereafter to five year term debt. Pursuant to the loan agreement, the rate of interest is to be determined at a rate equal to the Bank's prime rate, the federal funds or LIBOR rate plus a margin which ranges from 1.5% to 2% based on the debt to tangible net worth ratio at the beginning of the applicable LIBOR rate contract period. The Company may elect among the rates based upon conditions on the dates upon which funds are drawn. The line of credit is secured by a first security interest in accounts, contract rights, inventory, equipment and other security reasonably requested by the lender. As of December 31, 1998, borrowings outstanding under this line of credit totaled $8,455,984.

(7) NOTES PAYABLE TO RELATED PARTIES

     The following is a summary of long-term debt at December 31, 1998:

  Notes payable to related parties bearing a fixed rate of interest of 8%;
         interest and principal due in quarterly installments including principal of $400,000, beginning April 1, 1999; final payment due January 1, 2002.  These notes are subordinate to the revolving
         line of credit payable to Bank.                                               $ 4,800,000
      Less current maturities                                                           (1,200,000)
                                                                                       -----------
            Notes payable to related parties, net of current maturities                $ 3,600,000
                                                                                       ===========


(8) SUBSEQUENT EVENT

     In connection with the Acquisition, the Company's subsidiary STL of Ohio and STL agreed that STL would place firm fixed price subcontracts with STL of Ohio to complete the backlog of STL's contracts existing at the time of closing of the Acquisition. On January 28, 1999, the Company was notified by STL that it is disputing the backlog value of such contracts and the allocation of profits obtained upon fulfillment of such contracts. The disputed contract value is approximately $1,074,000. Management believes that the likelihood that the ultimate resolution of this matter will have a material adverse impact to the Company is remote.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months ended December 31, 1998 vs. December 31, 1997

     Revenues for the quarter ended December 31, 1998 were $8,482,293, an increase of $4,884,328 or 136% over the quarter ended December 31, 1997 revenues of $3,597,965. This increase is primarily due to the addition of revenues from newly acquired operations which account for $6,518,781 of the 1998 revenues. The increase provided by the acquisitions is offset by a reduction in the computer systems business, which is due primarily to timing of contracts as well as changes in the composition of the current backlog. For the fiscal year production related to Lockheed Martin's Enhanced Diagnostic Aid ("EDNA") systems for use by the U.S. Air Force on F-16 Fighter Aircraft and the F-117A Stealth Fighter will be comparable to sales last year, however, the majority of deliveries are scheduled for the third and fourth quarters of fiscal 1999. Production of the U.S. Marine Corps AVENGER Air Defense missile system upgrade for Raytheon will be approximately half of the prior year's production and will begin delivery in the second quarter of fiscal 1999. However, the decrease in the AVENGER program will be more than offset by a significant increase in sales of medical computers starting in the second quarter and continuing into the next fiscal year.

     Gross profit was $5,036,591 for the quarter ended December 31, 1998 or 59% of sales, compared to $1,622,696 or 45% of sales in the quarter ended December 31, 1997, a total increase of $3,413,895 or 210%. This increase in gross profitability results primarily from the increased revenues contributed by the newly acquired subsidiaries, which account for $3,987,791 of gross profits. The increase provided by these segments is offset by a decrease in the computer systems gross profit which is due to the decrease in revenues.

     Selling and administrative expenses of $3,305,536 in the quarter ended December 31, 1998, increased by $1,959,316 or 146% from the quarter ended December 31, 1997 expenses of $1,346,220. As a percentage of revenues, selling and administrative expenses were 40% and 37% in the quarters ended December 31, 1998 and 1997, respectively. The increased selling and administrative expenses are due primarily to the addition of the newly acquired subsidiaries, which represent $1,352,276 of the total increase. The remaining increase is due primarily to amortization of goodwill and intangible assets.

     Income from operations was $1,731,055 for the quarter ended December 31, 1998 compared to $276,476 in the quarter ended December 31, 1997, an improvement of $1,454,579. As a percentage of sales, income from operations increased to 20% in the quarter ended December 31, 1998 from 8% in the quarter ended December 31, 1997. The improvement to income from operations overall resulted primarily from increased revenues and gross profits associated with the new subsidiaries, offset in part by a decrease in computer systems business and increased selling and administrative expenses as discussed above.

     Interest expense for the quarter ended December 31, 1998 was increased by $240,581 to $246,944 compared to $6,363 in the quarter ended December 31, 1997. As a percentage of sales, interest expense increased to 3% in the quarter ended December 31, 1998 from less than 0.1% in the quarter ended December 31, 1997. This increase is due to an increase in outstanding credit balances required to finance the purchase business combination.

     The Company's net income improved by 374% to $933,572 in the quarter ended December 31, 1998 compared to $197,159 in 1997. Net income as a percentage of sales was 11% and 5% in the quarters ended December 31, 1998 and 1997, respectively. The improvement in net income overall, resulted primarily from increased revenues and gross profits, offset in part by increased selling and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has floating rate financing with National City Bank in Dayton, Ohio (the "Bank") in an amount up to $14,000,000 under a revolving line of credit with a maturity date of December 31, 2001, convertible thereafter to five year term debt. Pursuant to the loan agreement, the rate of interest is to be determined at a rate equal to the Bank's prime rate, the federal funds or LIBOR rate plus a margin which ranges from 1.5% to 2% based on the debt to tangible net worth ratio at the beginning of the applicable LIBOR rate contract period. The Company may elect among the rates based upon conditions on the dates upon which funds are drawn. The line of credit is secured by a first security interest in accounts, contract rights, inventory, equipment and other security reasonably requested by the lender. The loan agreement includes various loan covenants and restrictions of a customary nature which may, under certain circumstances, limit the ability of the Company to pay cash dividends, undertake additional acquisitions, make certain changes in the Company's management, or otherwise limit obligations undertaken by, or operations of, the Company. As of December 31, 1998, there was $8,455,984 outstanding under this arrangement with the Bank.

     In addition, the Company has subordinated notes, payable to each of the previous shareholders of EDL and STL, aggregating $4,800,000. These notes bear interest at 8%, are payable in quarterly payments beginning April 1, 1999 and mature on January 1, 2002. These notes are subordinate to the rights of National City Bank.

     The Company has a dependence upon a few major customers for a significant portion of its revenues. This dependence for revenues has not been responsible for any unusual fluctuations in operating results in the past, and management does not believe this concentration will generate fluctuations in operating results in the future. However, the potential impact of losing a major customer without securing offsetting and equivalent orders could result in a significant negative impact to the operating results of the Company. The gross margin contributions of the Company's major customers are not generally different from those from its other customers as a whole.

     The Company's operating cash flow was $(981,917) and $1,127,149 for the three months ended December 31, 1998 and 1997, respectively, and $2,049,678 for fiscal 1998. The reduction in the Company's operating cash flow results primarily from increases in contracts in progress, inventory and accounts payable for the three months ended December 31, 1998.

     As of December 31, 1998, management believes inventory balances are not in excess of requirements for deliveries and normal minimum stocking levels.

     Generally, accounts receivable at the end of each quarter are collected within the following quarter. The Company's total outstanding accounts receivable balance of $3,570,078 at December 31, 1998 has been subsequently reduced by approximately $2,367,000 in cash collections. We have provided a reserve for certain older balances of $88,993. This reserve is believed to be more than sufficient to address any uncollectible balances outstanding as of December 31, 1998.

     On June 3, 1998, the Company entered into a loan agreement with an officer and director of the Company. The note receivable of $215,685 bears interest at the rate of interest then applicable for borrowings by the Company under the Company's then existing line of credit or other primary lending arrangement with its primary lender, with interest payable annually, and matures on June 3, 2003.

     On July 2, 1998, the company entered into a loan agreement with UES, Inc. ("UES"), an affiliate of the Company, which is controlled by the Company's Chairman. The note receivable of $750,000 was due on December 31, 1998 and bore interest at 7% payable monthly. The note was personally guaranteed by the Company's Chairman. As of December 31, 1998, this note was paid in full.

     As of December 31, 1998 and 1997, the Company's backlog was approximately $26.6 million and $12.7 million, respectively, consisting of firm fixed price purchase orders. All of these purchase orders are expected to generate profits within the Company's historical levels and the Company believes that the completion of the orders comprising its backlog, and any new orders which may be accepted by the Company in the future, should not result in additional liquidity pressures which cannot be addressed in a manner consistent with the Company's past practices. The Company presently expects to manufacture and deliver approximately $25.3 million of the products in backlog within the next 12 months. The remaining $1.3 million of products in backlog will be completed over the next 24 months.

     The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that the Company's existing working capital and anticipated cash flows from the Company's operations, are expected to be sufficient to satisfy the Company's cash requirements for at least twelve months. As the Company continues to grow, additional bank borrowings, such as the revolving line of credit, previously described, other debt placements and equity offerings may be considered, in part or in combination, as the situation warrants. In addition, in the event the Company's plans change or its assumptions change or prove to be inaccurate, or if projected cash flow otherwise proves insufficient to fund operations, the Company might need to seek other sources of financing to conduct its operations. There can be no assurance that any such other sources of financing would be available when needed, on commercially reasonable terms, or at all.

YEAR 2000 COMPLIANCE

     The Company recognizes that year 2000 issues could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company has been engaged in an evaluation of its year 2000 readiness concerning various aspects of its business. Specifically, the Company has focused on its information technology and non-information technology systems. In addition, the Company has analyzed its production processes and products. The Company has also attempted to analyze year 2000 issues relating to third parties with whom the Company has a business relationship. The current status of the Company's efforts is as follows:

      Information Technology Systems: The Company's accounting software provider and operating system provider have advised the company that such software is year 2000 compliant.

      Non-Information Technology Systems: Although the Company does not believe that non-information technology systems are significant to its business, the Company has begun reviewing and testing such systems. The Company does not believe that it will incur any material costs in connection with the review and testing of such systems.

      Products: The Company's products are date sensitive. Engineering has already accomplished a review of Paravant products and has published a list by product as to whether the product meets year 2000 requirements or if not, what must be accomplished for the product to meet these requirements. In these incidences, the worst case scenario is the product operator would, after 0001 hours January 1, 2000, enter the time and date into the product's set up and reboot the product. Therefore, the Company does not believe it has any material exposure with regard to its products as a result of the year 2000 issue.

      Suppliers: Certain products purchased by the Company are obtained from a limited group of suppliers. The Company surveyed such suppliers in 1998 regarding their year 2000 status. Absent widespread difficulties affecting several major vendors, the Company does not anticipate that vendors' year 2000 Issues would have a material adverse effect on the Company, because the Company believes alternative sources of supply are available for al1 required components.

      The Company is not currently aware of the year 2000 readiness of certain outside services companies. Any adverse effect caused by the failure of these providers to be year 2000 compliant is not currently susceptible to quantification.

      Customers: Because the customer base is expected to change from year to year, the Company is unable to predict the identity of most of its major customers in the year 2000 and thereafter. Accordingly, the Company is unable to make an inquiry as to whether the customers' computer driven payment or purchasing processes are year 2000 compliant. A customer's year 2000 issues could cause a delay in receipt of purchase orders or in payment. If year 2000 issues are widespread among the Company's customers, the Company's sales and cash flow could be materially affected. However, the Company has a plan in place, to mitigate the potential effects of customers' year 2000 issues.

EDL-STL ACQUISITION

     On October 8, 1998 the Company consummated the Acquisition, effective October 1, 1998, of all of the outstanding common stock of EDL and substantially all of the assets of STL, EDL's majority-owned subsidiary. The assets of STL were transferred to the newly formed, wholly owned subsidiary, STL of Ohio,

EDL and STL are engaged in the business of designing, developing and producing equipment to meet U.S. and foreign government requirements. EDL, whose primary customers include the U.S. Air Force, U.S. Navy and U.S. Marines and allied military forces specializes in designing, developing and producing avionics equipment used to modify the airborne platforms employed by Special Operations forces. STL, whose customers include several U.S. government agencies and government prime contractors, designs and produces digital signal processing hardware, digital switch matrices for signal routing purposes, and other products for signal enhancement and modification. Pursuant to the Acquisition Agreement the Company paid consideration consisting of (i) $8.7 million in cash,
(ii) three-year $4.8 million notes bearing interest at the rate of 8% and (iii) 3,950,000 shares of Common Stock. In connection with the Acquisition a contingent cash earn-out will be payable by the Company under specified circumstances over a period of up to five years based on combined future profits of the acquired operations. The earn-out will be recorded as a current expense in the year it is earned. The cash portion of the consideration paid by the Company, in connection with the Acquisition, was financed under the revolving line of credit, previously discussed.

     In connection with the Acquisition, the Board of Directors has increased the size of the Board to eight members and has appointed as additional members of the Board three former shareholders and directors of EDL and STL. These directors include Edward W. Stefanko, President and Chief Executive officer of EDL, C. Hyland Schooley, President of STL and James E. Clifford, Executive Vice President and Chief Operating Officer of STL. Messrs. Stefanko, Schooley and Clifford will continue to serve on the Company's Board of Directors until the next annual meeting of the Company's shareholders and until their respective successors are duly elected and qualified.

     Mr. Clifford was a member of the Board of Directors from 1995 through December 30, 1997. He resigned as a director to allow the negotiations for the Acquisition to be conducted at arm's length. Although the negotiations began prior to Mr. Clifford's resignation, he was excused from any discussion of the deal by the Board.

     Consistent with the long range plans of the Board of Directors to further diversify the business activities of the Company in the defense, communications and electronics industries, the Board of Directors recommended a change in the name of the Company from Paravant Computer Systems, Inc. to Paravant Inc. The proposal to change the name of the Company was approved by the shareholders of the Company on September 17, 1998 at a special meeting of the Company's Shareholders. The name change was effective on November 1, 1998.

LEGAL PROCEEDING SETTLEMENT

     In March 1996, the Company's former counsel, Cascone & Cole (the "plaintiff"), rendered an invoice to the Company in the amount of approximately $365,000 which was subsequently increased to approximately $415,000 for legal fees and expenses to which such counsel claimed to be entitled in connection with its representation of the Company for both general corporate services and services relating to the IPO. On December 21, 1998, the parties agreed to a settlement of this lawsuit in an amount of $200,000 cash approximating the amount accrued on September 30, 1998, and the plaintiff delivered to the company a general release of liability. The settlement became final following the filing with the court of a stipulation of discontinuance with prejudice in January 1999.

SUBSEQUENT EVENT

     In connection with the Acquisition, the Company's subsidiary STL of Ohio and STL agreed that STL would place firm fixed price subcontracts with STL of Ohio to complete the backlog of STL's contracts existing at the time of closing of the Acquisition. On January 28, 1999, the Company was notified by STL that it is disputing the backlog value of such contracts and the allocations of profits obtained upon fulfillment of such contracts. The disputed contract value is approximately $1,074,000. Management believes that the likelihood that the ultimate resolution of this matter will have a material adverse impact to the Company is remote.

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

Part II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8 K
(a) Exhibits

3(i)  Amended and Restated Articles of Incorporation*

3(ii) Amended and Restated Bylaws**

10.36 Credit Agreement by Registrant with National City Bank*

10.37 Commercial Note by Registrant with National City Bank*

10.38 Employment Agreement between Paravant Computer Systems, Inc. and Edward
      W. Stefanko dated October 1, 1998*

10.39 Employment Agreement between Paravant Computer Systems, Inc. and C. Hyland Schooley dated October 1, 1998*

10.40 Employment Agreement between Paravant Computer Systems, Inc. and James
      E. Clifford dated October 1, 1998*

10.41 Non-competition Agreement between Paravant Computer Systems, Inc. and
      C. Hyland Schooley dated October 1, 1998*

10.42 Subordinated Note from Paravant Computer Systems, Inc. and Edward W. Stefanko dated October 1, 1998*

10.43 Subordinated Note from Paravant Computer Systems, Inc. and C. Hyland Schooley dated October 1, 1998*

10.44 Subordinated Note from Paravant Computer Systems, Inc. and James E. Clifford dated October 1, 1998*

11 Statement re: computation of per share earnings (not required because the relevant computation can be clearly determined from material contained in the financial statements).

27    Financial Data Schedule

* Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

** Incorporated by reference from Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 1996.

(b)   Reports on Form 8-K:

     Form 8-K, dated October 8, 1998, was filed on October 21, 1998 reporting under Item 2 an acquisition agreement by and among Paravant Computer Systems, Inc., Engineering Development Laboratories, Incorporated, Signal Technology Laboratories, Inc., James E. Clifford, Edward W. Stefanko, C. David Lambertson,
C. Hyland Schooley, Peter Oberbeck and Leo S. Torresani.

     Amendment Number 1 to Form 8-K, dated October 8, 1998, was filed on December 22, 1998, amending Items 7(a) and 7(b) of its current report on Form 8-K filed with the Securities and Exchange Commission on October 23, 1998, to supply certain financial statements and pro forma financial information that were not available at the time of filing.

     Amendment Number 2 to Form 8-K, dated October 8, 1998, was filed on December 23, 1998, amending Item 7(a) of its current report on Form 8-K filed with the Securities and Exchange Commission on October 23, 1998, as amended December 22, 1998.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PARAVANT INC. AND SUBSIDIARIES

 Date: February 16, 1999                        By /s/ Kevin J. Bartczak
                                                --------------------------------
                                                Kevin J. Bartczak Vice
                                                President, Treasurer and Chief
                                                Financial Officer (as both a
                                                duly authorized officer of
                                                Registrant and as principal
                                                financial officer of Registrant)

                         Paravant Computer Systems, Inc.

       Index to Exhibits filed with Form 10-QSB dated February 16, 1999


 Exhibit     Description of Exhibit
 -------     ----------------------
3(i)  Amended and Restated Articles of Incorporation*

3(ii) Amended and Restated Bylaws**

10.36 Credit Agreement by Registrant with National City Bank*

10.37 Commercial Note by Registrant with National City Bank*

10.38 Employment Agreement between Paravant Computer Systems, Inc. and Edward
      W. Stefanko dated October 1, 1998*

10.39 Employment Agreement between Paravant Computer Systems, Inc. and C. Hyland
      Schooley dated October 1, 1998*

10.40 Employment Agreement between Paravant Computer Systems, Inc. and James
      E. Clifford dated October 1, 1998*

10.41 Non-competition Agreement between Paravant Computer Systems, Inc. and and C. Hyland Schooley dated October 1, 1998*

10.42 Subordinated Note from Paravant Computer Systems, Inc. and Edward W.
      Stefanko dated October 1, 1998*

10.43 Subordinated Note from Paravant Computer Systems, Inc. and C. Hyland
      Schooley dated October 1, 1998*

10.44 Subordinated Note from Paravant Computer Systems, Inc. and James E.
      Clifford dated October 1, 1998*

27    Financial Data Schedule

 * Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

** Incorporated by reference from Exhibit 3.2 of the Registrant's Quarterly
   Report on Form 10-QSB for the period ended June 30, 1996.

