Form 10QSB
period 1999-03-31
PARAVANT INC
filed 1999-05-10
CIK 944405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1999

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _ ____ to __ _ _
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

                At May 4, 1999, there were outstanding 12,299,981
               shares of Common Stock, $.015 par value per share.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                  PARAVANT INC.

                                      INDEX


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited):

Condensed Consolidated Balance Sheet - March 31, 1999......................................3

Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998.......................................................5

Condensed Consolidated Statements of Operations for the six
months ended March 31, 1999 and 1998........................................................6

Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 1999 and 1998...............................................................7

Notes to Condensed Consolidated Financial Statements........................................9

Item 2.  Management's Discussion and Analysis of Operations................................16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................22

Item 4.  Submission of Matters to a Vote of Security Holders...............................23

Item 6.  Exhibits and Reports on Form 8-K..................................................23

SIGNATURES.................................................................................24

Index to Exhibits Filed with Form 10-QSB dated May 4, 1999.................................25

                         PARAVANT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999


                                            ASSETS

                                                                         (Unaudited)


Current assets:
    Cash and cash equivalents                                            $   310,131
    Accounts receivable                                                    2,840,032
    Amounts due from related party                                         2,059,255
    Costs and estimated earnings in excess of billings on
       uncompleted contracts                                               8,102,822
    Inventory                                                              5,264,994
    Other current assets                                                     583,531
                                                                         -----------
       Total current assets                                               19,160,765
                                                                         -----------
Property, plant and equipment, net                                         1,551,847

Demonstration pool and custom molds, net                                     724,349

Employee note receivable                                                     215,685

Other assets                                                                 770,829

Intangible assets, net                                                     5,574,243

Goodwill, net                                                             12,193,582
                                                                          -----------
       Total assets                                                      $40,191,300
                                                                         ===========


See accompanying notes to condensed consolidated financial statements


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      (Unaudited)

Current liabilities:
    Current maturities of notes payable to related parties            $ 1,600,000
    Current maturities of capital lease obligations                        21,413
    Accounts payable                                                    1,690,778
    Billings in excess of costs and estimated earnings on
       uncompleted contracts                                              276,876
    Accrued expenses                                                    1,981,509
    Income taxes payable                                                  818,570
                                                                      -----------
       Total current liabilities                                        6,389,146
                                                                      -----------


Revolving line of credit                                               11,063,016
Notes payable to related parties, net of current maturities             3,200,000
Capital lease obligations, net of current maturities                       27,071
Deferred compensation                                                     213,037
Deferred income taxes, net                                                207,067
                                                                      -----------
       Total liabilities                                               21,099,337
                                                                      -----------

Stockholders' equity:
    Preferred stock, par value $.01 per share.  Authorized
        2,000,000 shares, none issued                                        --
    Common stock, par value $.015 per share.  Authorized
        30,000,000 shares, issued and outstanding
        12,299,981 shares                                                 184,500
    Additional paid-in capital                                         11,423,788
    Retained earnings                                                   7,483,675
                                                                      -----------
       Total stockholders' equity                                      19,091,963
                                                                      -----------
Commitments and contingencies (Note 9)
       Total liabilities and stockholders' equity                     $40,191,300
                                                                      ===========


                         PARAVANT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                 1999                  1998
                                                                 ----                  ----
                                                                           (Unaudited)

Revenues                                                     $ 12,297,733            4,050,388

Cost of revenues                                                4,986,380            2,028,044
                                                             ------------         ------------

        Gross profit                                            7,311,353            2,022,344

Sales and marketing                                               513,989              597,934
Research, development & engineering                             1,026,838              412,329
General and administrative                                      1,613,821              506,525
Amortization of goodwill and intangible assets                    514,375               20,925
                                                             ------------         ------------
        Total selling and administrative expense                3,669,023            1,537,713
                                                             ------------         ------------

           Income from operations                               3,642,330              484,631

Other income (expense):
        Interest                                                 (239,728)              (5,098)
        Miscellaneous                                              15,837               25,765
                                                             ------------         ------------

           Income before income taxes                           3,418,439              505,298

Income tax expense                                              1,350,283              174,129
                                                             ------------         ------------

       Net income                                            $  2,068,156              331,169
                                                             ============         ============

Basic earnings per share                                     $        .17                  .04
                                                             ============         ============
Diluted earnings per share                                   $        .16                  .03
                                                             ============         ============

Weighted average number of common shares outstanding           12,299,889            8,075,028
                                                             ============         ============

Weighted average number of common shares and dilutive
    potential common shares outstanding                        13,318,554           11,261,224
                                                             ============         ============


See accompanying notes to condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                    1999                       1998
                                                                    ----                       ----
                                                                              (Unaudited)

Revenues                                                         $ 20,780,026                7,648,353

Cost of revenues                                                    8,475,159                4,003,313
                                                                 ------------             ------------

    Gross profit                                                   12,304,867                3,645,040

Sales and marketing                                                 1,024,604                1,163,990
Research, development & engineering                                 1,904,015                  741,119
General and administrative                                          2,981,178                  936,974
Amortization of goodwill and intangible assets                      1,021,685                   41,850
                                                                 ------------             ------------
    Total selling and administrative expense                        6,931,482                2,883,933
                                                                 ------------             ------------

        Income from operations                                      5,373,385                  761,107

Other income (expense):

    Interest                                                         (486,672)                 (11,461)

    Miscellaneous                                                      74,821                   53,651
                                                                 ------------             ------------

        Income before income taxes                                  4,961,534                  803,297

Income tax expense                                                  1,959,806                  274,969
                                                                 ------------             ------------

        Net income                                               $  3,001,728             $    528,328
                                                                 ============             ============

Basic earnings per share                                         $        .25                      .07
                                                                 ============             ============

Diluted earnings per share                                       $        .24                      .05
                                                                 ============             ============

Weighted average number of common shares outstanding               12,276,104                8,035,012
                                                                 ============             ============

Weighted average number of common shares and dilutive
    potential common shares outstanding                            12,701,185               11,555,651
                                                                 ============             ============




See accompanying notes to condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                                        1999                      1998
                                                                                        ----                      ----
                                                                                               (Unaudited)

Cash flows from operating activities:
    Net income                                                                      $ 3,001,728                 528,328
    Adjustments to reconcile net income to net cash provided by (used in)
               operating activities:
             Depreciation and amortization                                            1,155,363                 225,539
             Writedown on leasehold improvements                                           --                    11,311
             Increase (decrease) in cash caused by changes in:
               Accounts receivable                                                    1,635,951               1,279,018
               Amounts due from related party                                        (2,281,902)                   --
               Employee receivables and advances                                          7,054                  11,171
               Contracts in progress                                                 (6,438,901)                   --
               Inventory                                                             (1,888,275)                (17,700)
               Prepaid expenses                                                          19,964                   4,379
               Other assets                                                             273,071                (527,977)
               Accounts payable                                                       1,194,818                 220,762
               Accrued commissions                                                     (253,736)                (19,845)
               Accrued expenses                                                         (87,153)                (17,584)
               Accrued incentive compensation                                           163,624                (140,400)
               Deferred compensation                                                    213,037                    --
               Income taxes payable                                                      96,259                (213,431)
                                                                                    -----------             -----------

                  Net cash provided by (used in) operating activities                (3,189,098)              1,343,571
                                                                                    -----------             -----------

Cash flows from investing activities:
       Payments for acquired subsidiaries, net of cash acquired                      (8,989,332)                   --
       Acquisitions of property, plant and equipment                                   (165,317)               (164,432)
       Acquisitions of demonstration pool and custom molds                                 --                   (20,485)
       Proceeds from collection of note receivable                                      750,000                    --
                                                                                    -----------             -----------

                  Net cash used in investing activities                              (8,404,649)               (184,917)
                                                                                    -----------             -----------


                                                                    (Continued)

                         PARAVANT INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, (CONTINUED)


                                                                                        1999                     1998
                                                                                        ----                     ----
                                                                                                 (Unaudited)

Cash flows from financing activities:
    Repayments on previous line of credit                                             (225,000)                    --
    Net proceeds on revolving line of credit                                        11,063,016                     --
    Repayments on long-term debt                                                        (9,147)                 (55,002)
    Repayments on capital lease obligations                                            (42,258)                 (67,323)
    Proceeds from issuance of common stock                                               1,719                   24,520
    Proceeds from exercise of warrants                                                     200                  236,372
    Stock registration fees                                                            (22,440)                    --
    Payments for retirement of underwriters' warrants                                  (50,000)                    --
                                                                                  ------------             ------------

                  Net cash provided by financing activities                         10,716,090                  138,567
                                                                                  ------------             ------------

                  Net increase (decrease) in cash and cash equivalents                (877,657)               1,297,221

Cash and cash equivalents at beginning of the period                                 1,187,788                1,612,627
                                                                                  ------------             ------------

Cash and cash equivalents at end of the period                                    $    310,131                2,909,848
                                                                                  ============             ============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:

               Interest                                                           $    296,512                   11,873
                                                                                  ============             ============

               Income taxes                                                       $  1,500,355                  488,400
                                                                                  ============             ============

Supplemental disclosure of noncash investing and financing activities:
     The Company entered into notes payable agreements with related parties totaling $4,800,000 and issued common stock totaling $5,925,000 in connection with the purchase business combination during the six months ended March 31, 1999.


See accompanying notes to condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements of Paravant Inc. and Subsidiaries (the "Company") have been prepared in accordance with the instructions and requirements of Form 10-QSB and Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements, reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal years.

            These condensed consolidated financial statements and footnotes should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1998 included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. The accounting principles used in preparing these condensed consolidated financial statements are the same as those described in such statements, or as discussed below.

(b) REPORTING ENTITY

            The accompanying unaudited condensed consolidated financial statements of the Company include the financial statements of its wholly owned subsidiaries, Engineering Development Laboratories, Incorporated ("EDL") and STL of Ohio, Inc. ("STL of Ohio"). Intercompany transactions and accounts have been eliminated upon consolidation.

(c) BUSINESS

            The Company is engaged in the design, development, production and sales of military electronic hardware. The products include computer and communication systems, specializing in rugged, hand-held and laptop computer products with primarily military applications, airborne and avionics systems for the United States Department of Defense and electronic signal conditioning and analysis systems, for foreign and domestic intelligence agencies. In addition, the Company has expanded into the medical market and now provides a line of programmers, which are used to provide programming information to medical pumps and related devices.

            The principal customers of the Company are United States Government agencies and contractors who are subject to federal budgetary implications. The work is performed under general fixed price purchase orders and on a general production basis.

                         PARAVANT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)



(d) REVENUE AND COST RECOGNITION

            The Company recognizes revenues on product sales for military computers and medical programmers when the customer accepts title, which typically occurs upon shipment. Contracts to design, develop and manufacture complex aerospace and electronic equipment to a buyer's specification or to provide services related to the performance of such contracts are accounted for using the percentage-of-completion method of accounting. Accordingly, revenues are recognized in the ratio that contract costs incurred are to estimated total contract costs. Losses expected to be incurred on contracts are charged to operations in the period that such losses are determined.

            Federal government contracts costs, including indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency ("DCAA"). Contract revenues have been recorded in amounts that are expected to be realized upon final settlement. In management's opinion, adjustments resulting from any DCAA audit will not have a material adverse effect on the consolidated financial position or the results of operations.

(e) INVENTORY

            Inventory is stated at the lower of cost or market using the weighted average cost method. The Company provides an obsolescence reserve for inventory, as it becomes unusable or obsolete.

(f) DEPRECIATION AND AMORTIZATION

            The cost of property, plant and equipment is depreciated over the estimated useful lives of the related assets ranging from 5 to 7 years using the straight-line method. Intangible assets include the exclusive rights to a printed circuit board and certain software, and non-compete agreements and are being amortized over the estimated useful lives of the technology of five to ten years and the estimated lives of the non-compete agreements of eight and one-half years using the straight-line method. Demonstration pool assets are being amortized over their estimated useful lives of three years using the straight-line method. The Company also has custom molds, which are amortized over their estimated useful lives of ten years using the straight-line method. Goodwill, representing the excess of cost over the net tangible and identifiable intangible assets of the company's wholly-owned subsidiaries, is stated at cost and is being amortized over the estimated future periods to be benefited of ten years using the straight-line method. When events and circumstances so indicate, all long-term assets, including goodwill, are assessed for recoverability based upon cash flow forecasts.
    An impairment loss would be recorded in the period such determination is made based on the fair value of the related business.

(g) BASIC AND DILUTED EARNINGS PER SHARE

            Basic earnings per share for the three and six months ended March 31, 1999 and 1998 has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the three and six months ended March 31, 1999 and 1998 has been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding.

                         PARAVANT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


            A reconciliation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share is as follows:


                                                               Three Months Ended March 31
                                                               ---------------------------
                                                               1999                   1998
                                                               ----                   ----

            Basic:
                Weighted average number of common
                shares outstanding                           12,299,889             8,075,028
                                                             ==========            ==========
            Diluted:
                Weighted average number of common
                   shares outstanding                        12,299,889             8,075,028
            Dilutive stock options                              439,163               664,199
            Dilutive warrants                                   579,502             2,521,997
                                                             ----------            ----------

                                                             13,318,554            11,261,224
                                                             ==========            ==========





                                                                 Six Months Ended March 31
                                                               -----------------------------
                                                                1999                  1998
                                                                ----                  ----
            Basic:
                Weighted average number of common
                   shares outstanding                        12,276,104             8,035,012
                                                             ==========            ==========
            Diluted:
                Weighted average number of common
                   shares outstanding                        12,276,104             8,035,012
            Dilutive stock options                              371,484               688,435
            Dilutive warrants                                    53,597             2,832,204
                                                             ----------            ----------

                                                             12,701,185            11,555,651
                                                             ==========            ==========


            Options to purchase 684,872 and 203,015 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 1999 and 1998, respectively, because their exercise prices exceeded the average market price of common shares for the period. Options to purchase 834,410 and 115,571 shares of common stock were excluded from the calculation of diluted earnings per share for the six months ended March 31, 1999 and 1998, respectively, because their exercise prices exceeded the average market price of common shares for the periods.

                         PARAVANT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)



(2) ACQUISITION

            On October 8, 1998 the Company consummated a purchase business combination (the "Acquisition"), effective October 1, 1998, of all of the outstanding common stock of EDL and substantially all of the assets of Signal Technology Laboratories, Inc. ("STL"), EDL's majority-owned subsidiary. Pursuant to the Acquisition Agreement the Company paid an aggregate consideration consisting of (i) $8.7 million in cash, (ii) three-year $4.8 million notes bearing interest at the rate of 8% and (iii) 3,950,000 shares of Common Stock. In connection with the Acquisition a contingent cash earn-out will be payable by the Company under specified circumstances over a period of up to five years based on future profits of the acquired operation. The earn-out will be recorded as a current expense in the year it is earned. The cash portion of the consideration paid by the Company in connection with the Acquisition was financed using floating rate financing obtained through National City Bank in Dayton, Ohio (the "Bank") in an amount up to $14,000,000 under a revolving line of credit with a maturity date of December 31, 2001, convertible thereafter to five year term debt. (See Notes 7 and 8)

        The following unauditied pro forma financial information presents the combined results of operations of the Company, EDL and STL as if the Acquisition had occurred as of October 1, 1998 and 1997, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the Acquisition, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, EDL and STL constituted a single entity during such periods.


                                                               Three Months Ended March 31
                                                               ---------------------------
                                                                   1999             1998
                                                                   ----             ----
                                                                       (Unaudited)

       Net revenues                                           $  12,297,733      12,568,409
                                                                ===========     ===========

       Net income                                             $   2,086,156       2,646,934
                                                               ============     ===========

       Basic earnings per share                               $         .17             .22
                                                               ============     ===========




                                                                  Six Months Ended March 31
                                                                  -------------------------
                                                                    1999             1998
                                                                    ----             ----
                                                                         (Unaudited)

       Net revenues                                            $  20,780,026      29,262,260
                                                                ============     ===========

       Net income                                              $   3,001,728       6,364,142
                                                                ============     ===========

       Basic earnings per share                                $         .25             .53
                                                                ============     ===========


                         PARAVANT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


(3) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

        Contracts in progress and advance billings on such contracts consist of the following as of March 31, 1999:


       Costs incurred on uncompleted contracts                                 $   16,752,738
       Estimated earnings thereon                                                   6,459,837
                                                                                 ------------
                                                                                   23,212,575
       Billings to date                                                           (15,386,629)
                                                                                 ------------
                                                                               $    7,825,946
                                                                                 ============


        The above amount is included in the accompanying condensed consolidated balance sheet under the following captions:

       Costs and estimated earnings in excess of billings on
           uncompleted contracts                                               $    8,102,822
       Billings in excess of costs and estimated earnings
           on uncompleted contracts                                                  (276,876)
                                                                               --------------
                                                                               $    7,825,946
                                                                               ==============


(4) INVENTORY

    The following is a summary of inventory at March 31, 1999:

       Raw materials                                                           $    4,576,621
       Work in process                                                                968,983
       Finished goods                                                                 131,383
                                                                               --------------
                                                                                    5,676,987
       Reserve for obsolete inventory                                                (411,993)
                                                                               --------------

                                                                               $    5,264,994
                                                                               ==============

                                       13







                         PARAVANT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


(5) INTANGIBLE ASSETS

            These assets consist of exclusive rights to a printed circuit board and certain software, as well as non-compete agreements obtained through the Acquisition. Cost and accumulated amortization of these assets at March 31, 1999 are as follows:


       Cost                                                                    $    6,169,750
       Accumulated amortization                                                      (595,507)
                                                                                 -------------

                                                                               $    5,574,243
                                                                                 =============




(6) GOODWILL

            Goodwill represents the excess of cost over the net tangible and identifiable intangible assets of the Company's wholly-owned subsidiaries. Cost and accumulated amortization of these assets at March 31, 1999 are as follows:

       Cost                                                                     $  12,828,285
       Accumulated amortization                                                      (634,703)
                                                                                 -------------

                                                                                $  12,193,582
                                                                                 =============


(7) REVOLVING LINE OF CREDIT

            The Company has floating rate financing with the Bank in an amount up to $14,000,000 under a revolving line of credit with a maturity date of December 31, 2001, convertible thereafter to five year term debt. Pursuant to the loan agreement, the rate of interest is to be determined at a rate equal to the Bank's prime rate, the federal funds or LIBOR rate plus a margin which ranges from 1.5% to 2% based on the debt to tangible net worth ratio at the beginning of the applicable LIBOR rate contract period. The Company may elect among the rates based upon conditions on the dates upon which funds are drawn. The line of credit is secured by a first security interest in accounts receivable, contract rights, inventory, equipment and other security reasonably requested by the lender. As of March 31, 1999, borrowings outstanding under this line of credit totaled $11,063,016.

                         PARAVANT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


(8) NOTES PAYABLE TO RELATED PARTIES

            The following is a summary of notes payable to related parties at March 31, 1999:

       Notes payable to related parties bearing a fixed
           rate of interest of 8%; interest and principal
           due in quarterly installments including
           principal of $400,000, beginning April 1, 1999;
           final payment  due January 1, 2002.  These
           notes are subordinate to the revolving line of
           credit payable to Bank.                                               $  4,800,000
       Less current maturities                                                     (1,600,000)
                                                                                 ------------

           Notes payable to related parties, net of current maturities           $  3,200,000
                                                                                 ============


(9) SUBSEQUENT EVENTS

            On April 5, 1999, the Company signed a letter of intent to acquire General Atronics Corporation ("GAC"), a privately-held technology defense electronics company, for $11.0 million in cash and a $2.0 million note due September 30, 2001, bearing interest at the rate of 7.5%. The Bank has committed to increasing the Company's current revolving line of credit to $24.0 million for purposes of financing this transaction. The acquisition, which is subject to completion of certain due diligence by the Company and the negotiation and execution of a definitive acquisition agreement, is expected to be completed by July 1, 1999.

            On April 12, 1999, the Company announced that it is calling for redemption its redeemable common stock purchase warrants issued in connection with its initial public offering in June 1996. On April 23, 1999, the Company announced that it is also calling its redeemable common stock purchase warrants issued in connection with its August 1995 private placement financing. These redemptions will occur on June 8, 1999 at the redemption price of $0.0167 per warrant. Warrant holders may exercise their warrants at any time prior to the redemption date for an exercise price of $2.00 per share.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations

THREE MONTHS ENDED MARCH 31, 1999 VS. MARCH 31, 1998

    Revenues for the quarter ended March 31, 1999 were $12,297,733, an increase of $8,247,345 or 204% over the quarter ended March 31, 1998 revenues of $4,050,388. This increase is primarily due to the addition of revenues from acquired operations (See Note 2 of Condensed Consolidated Financial Statements), which account for $10,007,432 of the 1999 revenues. The increase provided by the acquisition is offset by a reduction in the computer systems business, which is due primarily to timing of contracts, as well as changes in the composition of the current backlog. For the fiscal year, production related to Lockheed Martin's Enhanced Diagnostic Aid ("EDNA") systems for use by the U.S. Air Force on F-16 Fighter Aircraft and the F-117A Stealth Fighter are expected to be comparable to sales last year; however, the majority of deliveries are scheduled for the third and fourth quarters of fiscal 1999. Production of the U.S. Marine Corps AVENGER Air Defense missile system upgrade for Raytheon will be approximately half of the prior year's production and began delivery in the second quarter of fiscal 1999. However, the decrease in the AVENGER program is expected to be more than offset by a significant increase in sales of medical computers starting in the third quarter and continuing into the next fiscal year.

    Gross profit was $7,311,353 for the quarter ended March 31, 1999 or 59% of revenues, compared to $2,022,344 or 50% of revenues in the quarter ended March 31, 1998, a total increase of $5,289,009 or 262%. This increase in gross profitability results primarily from the increased revenues contributed by the acquired subsidiaries, which account for $6,344,541 of gross profits. The increase provided by these subsidiaries is offset by a decrease in the computer systems gross profit, which is due to the decrease in computer systems revenues.

    Selling and administrative expenses of $3,669,023 in the quarter ended March 31, 1999 increased by $2,131,310 or 139% from the quarter ended March 31, 1998 expenses of $1,537,713. As a percentage of revenues, selling and administrative expenses were 30% and 38% in the quarters ended March 31, 1999 and 1998, respectively. The increased selling and administrative expenses are due primarily to the addition of the acquired subsidiaries, which represent $1,572,659 of the total increase. The remaining increase is due primarily to amortization of goodwill and intangible assets.

    Income from operations was $3,642,330 for the quarter ended March 31, 1999 compared to $484,631 in the quarter ended March 31, 1998, an improvement of $3,157,699. As a percentage of revenues, income from operations increased to 30% in the quarter ended March 31, 1999 from 12% in the quarter ended March 31, 1998. The improvement to income from operations overall resulted primarily from increased revenues and gross profits associated with the acquired subsidiaries, offset in part by a decrease in computer systems business and increased selling and administrative expenses as discussed above.

    Interest expense for the quarter ended March 31, 1999 was increased by $234,630 to $239,728 compared to $5,098 in the quarter ended March 31, 1998. As a percentage of revenues, interest expense increased to 2% in the quarter ended March 31, 1999 from less than 0.1% in the quarter ended March 31, 1998. This increase is due to an increase in outstanding credit balances required to purchase and finance the acquired operations.

    The Company's net income improved by 525% to $2,068,156 or $0.16 diluted earnings per share in the quarter ended March 31, 1999 compared to $331,169 or $0.03 diluted earnings per share in 1998. Net income as a percentage of revenues increased to 17% in the quarter ended March 31, 1999 from 8% in the quarter ended March 31, 1998. The improvement in net income overall resulted primarily from increased revenues and gross profits, offset in part by increased selling and administrative expenses.

SIX MONTHS ENDED MARCH 31, 1999 VS. MARCH 31, 1998

    Revenues for the six months ended March 31, 1999 were $20,780,026, an increase of $13,131,673 or 172% over the six months ended March 31, 1998 revenues of $7,648,353. This increase is primarily due to the addition of revenues from acquired operations, which account for $16,526,213 of the 1999 revenues. The increase provided by the acquisition is offset by a reduction in the computer systems business, which is due primarily to timing of contracts, as well as, changes in the composition of the current backlog. For the fiscal year, production related to Lockheed Martin's EDNA systems for use by the U.S. Air Force on F-16 Fighter Aircraft and the F-117A Stealth Fighter are expected to be comparable to sales last year; however, the majority of deliveries are scheduled for the third and fourth quarters of fiscal 1999. Production of the U.S. Marine Corps AVENGER Air Defense missile system upgrade for Raytheon will be approximately half of the prior year's production and began delivery in the second quarter of fiscal 1999. However, the decrease in the AVENGER program is expected to be more than offset by a significant increase in sales of medical computers starting in the third quarter and continuing into the next fiscal year.

    Gross profit was $12,304,867 for the six months ended March 31, 1999 or 59% of revenues, compared to $3,645,040 or 48% of revenues in the six months ended March 31, 1998, a total increase of $8,659,827 or 238%. This increase in gross profitability results primarily from the increased revenues contributed by the acquired subsidiaries, which account for $10,319,071 of gross profits. The increase provided by these subsidiaries is offset by a decrease in the computer systems gross profit, which is due to the decrease in computer systems revenues.

    Selling and administrative expenses of $6,931,482 in the six months ended March 31, 1999, increased by $4,047,549 or 140% from the six months ended March 31, 1998 expenses of $2,883,933. As a percentage of revenues, selling and administrative expenses were 33% and 38% in the six months ended March 31, 1999 and 1998, respectively. The increased selling and administrative expenses are due primarily to the addition of the acquired subsidiaries, which represent $2,911,673 of the total increase. The remaining increase is due primarily to amortization of goodwill and intangible assets.

    Income from operations was $5,373,385 for the six months ended March 31, 1999 compared to $761,107 in the six months ended March 31, 1998, an improvement of $4,612,277. As a percentage of revenues, income from operations increased to 26% in the six months ended March 31, 1999 from 10% in the six months ended March 31, 1998. The improvement to income from operations overall resulted primarily from increased revenues and gross profits associated with the acquired subsidiaries, offset in part by a decrease in computer systems business and increased selling and administrative expenses as discussed above.

    Interest expense for the six months ended March 31, 1999 was increased by $475,211 to $486,672 compared to $11,461 in the six months ended March
31, 1998. As a percentage of revenues, interest expense increased to 2% in the six months ended March 31, 1999 from less than 0.1% in the six months ended March 31, 1998. This increase is due to an increase in outstanding credit balances required to purchase and finance the acquired operations.

    The Company's net income improved by 468% to $3,001,728 or $0.24 diluted earnings per share in the six months ended March 31, 1999 compared to $528,328 or $0.05 diluted earnings per share in 1998. Net income as a percentage of revenues increased to 14% for the six months ended March 31, 1999 from 7% in the six months ended March 31, 1998. The improvement in net income overall resulted primarily from increased revenues and gross profits, offset in part by increased selling and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has floating rate financing with National City Bank (the "Bank") in an amount up to $14,000,000 under a revolving line of credit with a maturity date of December 31, 2001, convertible thereafter to five year term debt. Pursuant to the loan agreement, the rate of interest is to be determined at a rate equal to the Bank's prime rate, the federal funds or LIBOR rate plus a margin which ranges from 1.5% to 2% based on the debt to tangible net worth of the applicable LIBOR rate contract period. The Company may elect among the rates based upon conditions on the dates upon which funds are drawn. The line of credit is secured by a first security interest in accounts receivable, contract rights, inventory, equipment and other security reasonably requested by the lender. The loan agreement includes various loan covenants and restrictions of a customary nature which may, under certain circumstances, limit the ability of the Company to pay cash dividends, undertake additional acquisitions, make certain changes in the Company's management, or otherwise limit obligations undertaken by, or operations of, the Company. As of March 31, 1999, there was $11,063,016 outstanding under this arrangement with the Bank.

    As of April 16, 1999, the Bank committed to increasing the revolving line of credit to $24,000,000 for purposes of financing the acquisition of General Atronics Corporation ("GAC"). (See Note 9 of the Condensed Consolidated Financial Statements for additional discussion.)

    In addition, the Company has subordinated notes, payable to each of the previous shareholders of Engineering Development Laboratories, Incorporated ("EDL") and Signal Technology Laboratories, Inc. ("STL"), aggregating $4,800,000. These notes bear interest at 8%, are payable in quarterly payments beginning April 1, 1999 and mature on January 1, 2002. These notes are subordinate to the rights of the Bank.

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

    The Company's operating cash flow was $(3,189,098) and $1,343,571 for the six months ended March 31, 1999 and 1998, respectively, and $2,049,678 for the fiscal year ended September 30, 1998. The reduction in the Company's operating cash flow results primarily from increases in amounts due from a related party, contracts in progress and inventory for the six months ended March 31, 1999.

    As of March 31, 1999, management believes inventory balances are not in excess of requirements for deliveries and normal minimum stocking levels.

    Generally, accounts receivable at the end of each quarter are collected within the following quarter. The Company's total outstanding accounts receivable balance was $2,840,032 at March 31, 1999. The Company has provided a reserve for certain older balances of $46,500. This reserve is believed to be more than sufficient to address any uncollectible balances outstanding as of March 31, 1999.

    On June 3, 1998, the Company entered into a loan agreement with an officer and director of the Company. The note receivable of $215,685 bears interest at the rate of interest then applicable for borrowings by the Company under the Company's then-existing line of credit or other primary lending arrangement with its primary lender, with interest payable annually, and matures on June 3, 2003.

    As of March 31, 1999 and 1998, the Company's backlog was approximately $18.8 million and $10.1 million, respectively, consisting of firm fixed price purchase orders. All of these purchase orders are expected to generate profits within the Company's historical levels, and the Company believes that the completion of the orders comprising its backlog, and any new orders which may be accepted by the Company in the future, should not result in additional liquidity pressures which cannot be addressed in a manner consistent with the Company's past practices. The Company currently expects to manufacture and deliver substantially all of the products in backlog within the next 12 months.

    The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that the Company's existing working capital and anticipated cash flows from the Company's operations will be sufficient to satisfy the Company's cash requirements for at least twelve months. As the Company continues to grow, additional bank borrowings, such as under the revolving line of credit, as previously described, other debt placements and equity offerings may be considered, in part or in combination, as the situation warrants. In addition, in the event the Company's plans change or its assumptions change or prove to be inaccurate, or if projected cash flow otherwise proves insufficient to fund operations, the Company might need to seek other sources of financing to conduct its operations. There can be no assurance that any such other sources of financing would be available when needed, on commercially reasonable terms, or at all.

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

         Products: The Company's products are date sensitive. Engineering has already accomplished a review of Paravant products and has published a list by product as to whether the product meets year 2000 readiness requirements, or if not, what must be accomplished for the product to meet these requirements. In these incidences, the worst case scenario is the product operator would, after 0001 hours January 1, 2000, enter the time and date into the product's set up and reboot the product. Therefore, the Company does not believe it has any material exposure with regard to its products as a result of the year 2000 issue.

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

         Customers: Because the customer base is expected to change from year to year, the Company is unable to predict the identity of most of its major customers in the year 2000 and thereafter. Accordingly, the Company is unable to make an inquiry as to whether the customers' computer driven payment or purchasing processes are year 2000 compliant. A customer's year 2000 issues could cause a delay in receipt of purchase orders or in payment. If year 2000 issues are widespread among the Company's customers, the Company's revenues and cash flow could be materially affected. However, the Company has a plan in place, through the contracts department, to mitigate the potential effects of customers' year 2000 issues.

EDL-STL ACQUISITION

    On October 8, 1998 the Company consummated a purchase business combination (the "Acquisition"), effective October 1, 1998, of all of the outstanding capital stock of EDL and substantially all of the assets of STL, EDL's majority-owned subsidiary. The assets of STL were transferred to the newly formed, wholly owned subsidiary, STL of Ohio Inc. ("STL of Ohio"). EDL and STL were engaged in the business of designing, developing and producing equipment to meet U.S. and foreign government requirements. EDL, whose primary customers include the U.S. Air Force, U.S. Navy and U.S. Marines and allied military forces, specializes in designing, developing and producing avionics equipment used to modify the airborne platforms employed by Special Operations forces. STL, whose customers include several U.S. government agencies and government prime contractors, designed and produced digital signal processing hardware, digital switch matrices for signal routing purposes, and other products for signal enhancement and modification. Pursuant to the Acquisition Agreement the Company paid an aggregate consideration consisting of (i) $8.7 million in cash,
(ii) three-year $4.8 million notes bearing interest at the rate of 8% and (iii) 3,950,000 shares of Common Stock. In connection with the Acquisition a contingent cash earn-out will be payable by the Company under specified circumstances over a period of up to five years based on combined future profits of the acquired operations. The earn-out will be recorded as a current expense the year it is earned. The cash portion of the consideration paid by the Company in connection with the Acquisition was financed under the revolving line of credit, as previously discussed.

    In connection with the Acquisition, the Board of Directors increased the size of the Board to eight members and appointed as additional members of the Board three former shareholders and directors of EDL and STL. These directors include Edward W. Stefanko, President and Chief Executive Officer of EDL, C. Hyland Schooley, President of STL and James E. Clifford, Executive Vice President and Chief Operating Officer of STL.

    Mr. Clifford was a member of the Board of Directors from 1995 through December 30, 1997. He resigned as a director to allow the negotiations for the Acquisition to be conducted at arm's length. Although the negotiations began prior to Mr. Clifford's resignation, he was excused from any discussion of the Acquisition by the Board.

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

LEGAL PROCEEDING SETTLEMENT

    In March 1996, the Company's former counsel, Cascone & Cole (the "plaintiff'), rendered an invoice to the Company in the amount of approximately $365,000 which was subsequently increased to approximately $415,000 for legal fees and expenses to which such counsel claimed to be entitled in connection with its representation of the Company for both general corporate services and services relating to the Company's initial public offering. On December 21, 1998, the parties agreed to a settlement of this case in an amount of $200,000 cash, approximating the amount accrued on September 30, 1998, and the plaintiff delivered to the Company a general release of liability. The settlement became final following the filing with the court of a stipulation of discontinuance with prejudice in January 1999.

SUBSEQUENT EVENTS

ACQUIRED BACKLOG RESOLUTION

    In connection with the Acquisition, the Company's subsidiary, STL of Ohio, and STL agreed that STL would place firm fixed price subcontracts with STL of Ohio to complete the backlog of STL's contracts existing at the time of closing of the Acquisition. On January 28, 1999, the Company was notified by STL that it was disputing the backlog value of such contracts and the allocations of profits obtained from fulfillment of such contracts. This dispute has been resolved with no material adverse impact to the Company's operations.

GAC LETTER OF INTENT

    On April 5, 1999, the Company signed a letter of intent to acquire GAC, a privately-held technology defense electronics company, for $11.0 million in cash and a $2.0 million note due September 30, 2001, bearing interest at the rate of 7.5%. The Bank has committed to increasing the Company's current revolving line of credit to $24.0 million for purposes of financing this transaction. The acquisition, which is subject to completion of certain due diligence by the Company and the negotiation and execution of a definitive acquisition agreement, is expected to be completed by July 1, 1999.

WARRANT REDEMPTION

    On April 12, 1999, the Company announced that it is calling for redemption its redeemable common stock purchase warrants issued in connection with its initial public offering in June 1996. On April 23, 1999, the Company announced that it is also calling its redeemable common stock purchase warrants issued in connection with its August 1995 private placement financing. These redemptions will occur on June 8, 1999 at the redemption price of $0.0167 per warrant. Warrant holders may exercise their warrants at any time prior to the redemption date for an exercise price of $2.00 per share.

CAUTIONARY STATEMENT

    This Quarterly Report on Form 10-QSB contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include the following: the budgetary and appropriations policies of the Company's governmental customers, the competitive environment for the Company's products and services, the timing of new orders and the degree of market penetration of the Company's new products. The words "believe," "estimate," "expect," "intend," "anticipate," "will," "could," "may," and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    The information set forth under the caption "Legal Proceeding Settlement" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" above is hereby incorporated by reference into this item.

Item 4.  Submission of Matters to a Vote of Security Holders.

    The Annual Meeting of the Shareholders of the Company (the "Annual Meeting") was held on March 11, 1999. At the Annual Meeting, the shareholders of the Company voted upon the election of eight directors, and all eight nominees were elected, with the votes being cast as follows:


        Name                               Number of Votes For           Number of Votes Withheld
        ----                               -------------------           ------------------------
    Krishan K. Joshi                            12,055,750                        33,947
    Richard P. McNeight                         12,055,450                        34,247
    William R. Craven                           12,055,750                        33,947
    Michael F. Maguire                          12,056,650                        33,047
    John P. Singleton                           12,040,800                        48,897
    James E. Clifford                           12,055,450                        34.247
    Edward W. Stefanko                          12,054,950                        34,727
    C. Hyland Schooley                          12,056,950                        32,747


    No other director's term of office continued after the Annual Meeting.

    In addition, the shareholders voted to approve an amendment to the Company's Nonemployee Directors' Stock Option Plan to increase the total number of shares which may be subject to options granted over the life of the plan by 90,000 to a maximum of 225,000, increase from 7,500 to 10,000 the number of options granted to each nonemployee director upon initial election or appointment and at each annual meeting of the Board of Directors following the annual meeting of the shareholders, and increase from 90 days to two years the period following the termination of service as a director during which a former nonemployee director may exercise options granted under the plan. 11,699,213 votes were cast for the amendment, 324,064 votes were cast against the amendment, and 66,420 shares abstained from voting.

    These items were the only matters voted upon at the Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

(a)     EXHIBITS

        The following exhibits are filed as part of this Quarterly Report on Form 10-QSB:

3(i)    Amended and Restated Articles of Incorporation.*

3(ii)   Amended and Restated Bylaws.**

10.45   Non-employee Director's Stock Option Plan, as amended March 11, 1999.

10.46   Settlement Agreement and Release among Paravant Inc., Signal Technology
        Laboratories, Inc. and shareholders of Signal Technology Laboratories,
        Inc.

11 Statement re: computation of per share earnings (not required because the relevant computation can be clearly determined from material contained in the financial statements).

27      Financial Data Schedule.

* Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

** Incorporated by reference from Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 1996.

    (b) REPORTS ON FORM 8-K:

        No reports on Form 8-K were filed by Registrant during the quarter ended March 31, 1999. However, Form 8-K dated April 5, 1999 was filed on April 21, 1999 reporting under Item 5 a letter of intent to acquire GAC.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PARAVANT INC.

                             By         /s/ Kevin J. Bartczak
                               ---------------------------------------
                                            Kevin J. Bartczak,
                           Vice President, Treasurer and Chief Financial Officer
                             (as both a duly authorized officer of Registrant
                             and as principal financial officer of Registrant)


  Date: May 4, 1999

                                  PARAVANT INC.

           INDEX TO EXHIBITS FILED WITH FORM 10-QSB DATED MAY 4, 1999


Exhibit                              Description of Exhibit
-------                              ----------------------
3(i)    Amended and Restated Articles of Incorporation.*

3(ii)   Amended and Restated Bylaws.**

10.45   Non-employee Director's Stock Option Plan, as amended March 11, 1999.

10.46   Settlement Agreement and Release among Paravant Inc., Signal Technology
        Laboratories, Inc. and shareholders of Signal Technology Laboratories,
        Inc.

27      Financial Data Schedule.


* Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

** Incorporated by reference from Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 1996.