Form 10QSB
period 1999-06-30
PARAVANT INC
filed 1999-08-10
CIK 944405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1999

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

           At August 4, 1999, there were outstanding 17,454,661 shares of Common Stock, $.015 par value per share.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                  PARAVANT INC.

                                      INDEX


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited):

Condensed Consolidated Balance Sheet - June 30, 1999...........................3

Condensed Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998.......................................5

Condensed Consolidated Statements of Operations for the nine months ended June 30, 1999 and 1998.......................................6

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 1999 and 1998..............................................7

Notes to Condensed Consolidated Financial Statements...........................9

Item 2.  Management's Discussion and Analysis of Operations...................16

PART II - OTHER INFORMATION
Item 2.  Changes in Securities and Use of Proceeds............................22

Item 6.  Exhibits and Reports on Form 8-K.....................................23

SIGNATURES....................................................................24

Index to Exhibits Filed with Form 10-QSB dated August __, 1999................25


                         PARAVANT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999

                                     ASSETS

                                                                     (Unaudited)
Current assets:
     Cash and cash equivalents                                       $   552,714
     Accounts receivable                                               7,857,472
     Amounts due from related party                                       67,192
     Costs and estimated earnings in excess of billings on
         uncompleted contracts                                         6,866,735
     Inventory                                                         6,038,426
     Other current assets                                                806,262
                                                                     -----------

         Total current assets                                         22,188,801
                                                                     -----------
Property, plant and equipment, net                                     1,707,120
Demonstration pool and custom molds, net                                 708,105
Employee note receivable                                                 215,685
Other assets                                                             860,369
Intangible assets, net                                                 5,394,552
Goodwill, net                                                         11,886,827
                                                                     -----------
         Total assets                                                $42,961,459
                                                                     ===========


     See accompanying notes to condensed consolidated financial statements

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     (Unaudited)
Current liabilities:
     Current maturities of notes payable to related parties          $   738,750
     Current maturities of capital lease obligations                      49,134
     Accounts payable                                                  3,478,544
     Billings in excess of costs and estimated earnings on
         uncompleted contracts                                         2,886,019
     Accrued expenses                                                  2,155,810
     Income taxes payable                                                276,141
                                                                     -----------

         Total current liabilities                                     9,584,398

Notes payable to related parties, net of current maturities            1,723,750
Capital lease obligations, net of current maturities                     112,930
Deferred revenue                                                          54,180
Deferred compensation                                                    381,523
Deferred income taxes, net                                               207,067
                                                                     -----------

         Total liabilities                                            12,063,848
                                                                     -----------
Stockholders' equity:
     Preferred stock, par value $.01 per share.  Authorized
         2,000,000 shares, none issued                                      --
     Common stock, par value $.015 per share.  Authorized
         30,000,000 shares, issued and outstanding
         17,437,069 shares                                               261,558
     Additional paid-in capital                                       21,609,136
     Retained earnings                                                 9,026,917
                                                                     -----------

         Total stockholders' equity                                   30,897,611
                                                                     -----------
Commitments and contingencies

         Total liabilities and stockholders' equity                  $42,961,459
                                                                     ===========


                         PARAVANT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998


                                                            1999             1998
                                                            ----             ----
                                                                  (Unaudited)
Revenues                                                 $ 9,958,690       4,170,160

Cost of revenues                                           3,900,273       2,078,738
                                                         -----------       ---------

     Gross profit                                          6,058,417       2,091,422

Sales and marketing                                          615,426         533,346
Research, development & engineering                          901,954         665,005
General and administrative                                 1,353,573         446,833
Amortization of goodwill and intangible assets               493,832          33,490
                                                         -----------       ---------
     Total selling and administrative expense              3,364,785       1,678,674
                                                         -----------       ---------

         Income from operations                            2,693,632         412,748

Other income (expense):
     Interest                                               (203,315)         (4,056)
     Miscellaneous                                            60,496          22,768
                                                         -----------       ---------

         Income before income taxes                        2,550,814         431,460

Income tax expense                                         1,007,571         147,688
                                                         -----------       ---------

         Net income                                      $ 1,543,242         283,772
                                                         ===========       =========

Basic earnings per share                                 $       .11             .03
                                                         ===========       =========
Diluted earnings per share                               $       .11             .03
                                                         ===========       =========


Weighted average number of common shares outstanding      13,837,059       8,281,882
                                                         ===========       =========

Weighted average number of common shares and dilutive
     potential common shares outstanding                  14,384,143      11,410,060
                                                          ==========      ==========



     See accompanying notes to condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                            1999             1998
                                                            ----             ----
                                                                 (Unaudited)
Revenues                                                $ 30,738,716      11,818,513

Cost of revenues                                          12,375,784       6,081,979
                                                        ------------    ------------

     Gross profit                                         18,362,932       5,736,534

Sales and marketing                                        1,640,030       1,697,335
Research, development & engineering                        2,805,969       1,450,249
General and administrative                                 4,376,601       1,339,755
Amortization of goodwill and intangible assets             1,473,667          75,340
                                                        ------------    ------------
     Total selling and administrative expense             10,296,267       4,562,679
                                                        ------------    ------------

         Income from operations                            8,066,665       1,173,855

Other income (expense):
     Interest                                               (689,988)        (15,517)
     Miscellaneous                                           135,670          76,419
                                                        ------------    ------------

         Income before income taxes                        7,512,347       1,234,757

Income tax expense                                         2,967,377         422,657
                                                        ------------    ------------

         Net income                                     $  4,544,970         812,100
                                                        ============    ============

Basic earnings per share                                $        .36             .10
                                                        ============    ============

Diluted earnings per share                              $        .34             .07
                                                        ============    ============

Weighted average number of common shares outstanding      12,796,423       8,117,302
                                                        ============    ============

Weighted average number of common shares and dilutive
     potential common shares outstanding                  13,213,631      10,973,091
                                                        ============    ============


     See accompanying notes to condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                      1999           1998
                                                                                      ----           ----
                                                                                          (Unaudited)
Cash flows from operating activities:
     Net income                                                                    $ 4,544,970        812,100
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                                1,990,368        355,275
           Increase (decrease) in cash caused by changes in:
             Accounts receivable                                                    (3,451,907)     1,150,098
             Amounts due from related party                                            (67,192)          --
             Contracts in progress                                                  (2,523,253)          --
             Inventory                                                              (2,661,707)        71,032
             Other assets                                                              (12,181)      (662,144)
             Accounts payable                                                        2,982,584         51,406
             Accrued expenses                                                         (203,577)      (102,514)
             Deferred revenue                                                           32,146           --
             Deferred compensation                                                     381,523           --
             Income taxes payable                                                     (446,170)        50,136
                                                                                   -----------    -----------

                  Net cash provided by operating activities                            565,604      1,725,389
                                                                                   -----------    -----------

Cash flows from investing activities:
     Payments for acquired subsidiaries, net of cash acquired                       (9,003,843)          --
     Issuance of employee note receivable                                                 --         (215,685)
     Acquisitions of property, plant and equipment                                    (512,536)      (238,587)
     Acquisitions of demonstration pool and custom molds                                  --          (46,668)
     Payment of EDL acquisition costs                                                     --         (514,524)
     Proceeds from collection of note receivable                                       750,000           --
                                                                                   -----------    -----------

     Net cash used in investing activities                                          (8,766,379)    (1,015,464)
                                                                                   -----------    -----------

                                                                     (Continued)

                         PARAVANT INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, (CONTINUED)

                                                                                       1999             1998
                                                                                       ----             ----
                                                                                              (Unaudited)
Cash flows from financing activities:
     Repayments on previous line of credit                                             (225,000)           --
     Proceeds on revolving line of credit                                            20,374,181            --
     Repayments on revolving line of credit                                         (20,374,181)
     Repayments on long-term debt                                                    (2,346,647)        (82,503)
     Repayments on capital lease obligations                                            (54,536)        (94,679)
     Proceeds from issuance of common stock                                              13,020         158,580
     Proceeds from exercise of warrants                                              10,251,874         261,521
     Payments for redemption of warrants                                                   (570)
     Stock registration fees                                                            (22,440)           --
     Payments for retirement of underwriters' warrants                                  (50,000)           --
                                                                                   ------------    ------------

                  Net cash provided by financing activities                           7,565,701         242,919
                                                                                   ------------    ------------

                  Net increase (decrease) in cash and cash equivalents                 (635,074)        952,844

Cash and cash equivalents at beginning of the period                                  1,187,788       1,612,627
                                                                                   ------------    ------------

Cash and cash equivalents at end of the period                                     $    552,714       2,565,471
                                                                                   ============    ============

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                  $    699,560          15,929
                                                                                   ============    ============

         Income taxes                                                              $  2,779,650         539,598
                                                                                   ============    ============



Supplemental disclosure of noncash investing and financing activities:
    The Company entered into notes payable agreements with related parties totaling $ 4,800,000 and issued common stock totaling $5,925,000 in connection with the purchase business combination during the nine months ended June 30, 1999

     See accompanying notes to condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


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

(c)  BUSINESS

          The Company is engaged in the design, development, production and sale of military electronic hardware. The products include computer and communication systems, specializing in rugged, hand-held and laptop computer products with primarily military applications, airborne and avionics systems for the United States Department of Defense and electronic signal conditioning and analysis systems for foreign and domestic intelligence agencies. In addition, the Company has expanded into the medical market and now provides a line of programmers that are used to provide programming information to medical pumps and related devices.

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

(g)  COMPREHENSIVE INCOME

        In June 1997, the Financial Accounting Standards Board (`FASB") issued SFAS 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement were effective for fiscal years beginning after December 15, 1997. The Company has no components of comprehensive income and therefore does not require a separate statement of disclosure.

(h)  FUTURE APPLICATION OF ACCOUNTING STANDARDS

        In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The new rules will be effective for the 1999 fiscal year. Abbreviated quarterly disclosure will be required beginning first quarter of fiscal 2000, with both 2000 and 1999 information. The Company does not believe that the new standard will have a material impact on the reporting of its segments.

(i)  BASIC AND DILUTED EARNINGS PER SHARE

        Basic earnings per share for the three and nine months ended June 30, 1999 and 1998 have been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the three and nine months ended June 30, 1999 and 1998 have been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding.

        A reconciliation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share is as follows:


                                                                                   Three Months Ended June 30
                                                                               ---------------------------------
                                                                                   1999                 1998
                                                                                   ----                 ----
        Basic:
             Weighted average number of common
             shares outstanding                                                 13,837,059             8,281,882
                                                                               ===========            ==========
        Diluted:
             Weighted average number of common
                 shares outstanding                                             13,837,059             8,281,882
        Dilutive stock options                                                     529,079               517,938
        Dilutive warrants                                                           18,005             2,610,240
                                                                               -----------           -----------

                                                                                14,384,143            11,410,060
                                                                               ===========           ===========


                                                                                    Nine months Ended June 30
                                                                              --------------------------------
                                                                                  1999                  1998
                                                                                  ----                  ----
        Basic:
             Weighted average number of common
                 shares outstanding                                             12,796,423             8,117,302
                                                                               ===========           ===========
        Diluted:
             Weighted average number of common
                 shares outstanding                                             12,796,423             8,117,302
        Dilutive stock options                                                     411,691               501,641
        Dilutive warrants                                                            5,518             2,354,148
                                                                               -----------           -----------

                                                                                13,213,631            10,973,091
                                                                               ===========           ===========

        Options and warrants to purchase 670,100 and 628,750 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 1999 and 1998, respectively, because their exercise prices exceeded the average market price of common shares for the period. Options and warrants to purchase 770,100 and 643,750 shares of common stock were excluded from the calculation of diluted earnings per share for the nine months ended June 30, 1999 and 1998, respectively, because their exercise prices exceeded the average market price of common shares for the periods.

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


                                                                                 Three Months Ended June 30
                                                                                 --------------------------
                                                                                  1999                  1998
                                                                                  ----                  ----
                                                                                        (Unaudited)
        Net revenues                                                           $9,958,690            11,543,299
                                                                               ===========           ==========

        Net income                                                             $1,543,242             2,184,008
                                                                               ===========           ===========

        Basic earnings per share                                               $      .11                   .18
                                                                               ===========           ===========

                                                                                   Nine months Ended June 30
                                                                                   -------------------------
                                                                                   1999                  1998
                                                                                   ----                  ----
                                                                                          (Unaudited)
        Net revenues                                                             $30,738,716            40,805,559
                                                                                 ===========           ===========

        Net income                                                               $ 4,544,970             8,548,150
                                                                                 ===========           ===========

        Basic earnings per share                                                 $       .36                   .71
                                                                                 ===========           ===========

 (3) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

         Contracts in progress and advance billings on such contracts consist of the following as of June 30, 1999:


        Costs incurred on uncompleted contracts                                                       $ 12,797,076
        Estimated earnings thereon                                                                      11,798,294
                                                                                                      ------------
                                                                                                        24,595,370
        Billings to date                                                                               (20,614,654)
                                                                                                      ------------
                                                                                                      $  3,980,716
                                                                                                      ============


         The above amount is included in the accompanying condensed consolidated balance sheet under the following captions:


        Costs and estimated earnings in excess of billings on
             uncompleted contracts                                                                     $ 6,866,735
        Billings in excess of costs and estimated earnings
             on uncompleted contracts                                                                   (2,886,019)
                                                                                                       -----------
                                                                                                       $ 3,980,716
                                                                                                       ===========

(4)  INVENTORY

     The following is a summary of inventory at June 30, 1999:

        Raw materials                                                                                   $5,024,707
        Work in process                                                                                  1,077,530
        Finished goods                                                                                     348,182
                                                                                                        ----------
                                                                                                         6,450,419
        Reserve for obsolete inventory                                                                    (411,993)
                                                                                                        ----------
                                                                                                        $6,038,426
                                                                                                        ==========

(5)  INTANGIBLE ASSETS

        These assets consist of exclusive rights to a printed circuit board and certain software, as well as non-compete agreements obtained through the Acquisition. Cost and accumulated amortization of these assets at June 30, 1999 are as follows:

        Cost                                                                                            $6,169,750
        Accumulated amortization                                                                          (775,199)
                                                                                                        ----------

                                                                                                        $5,394,551
                                                                                                        ==========


(6)  GOODWILL

         Goodwill represents the excess of cost over the net tangible and identifiable intangible assets of the Company's wholly-owned subsidiaries. Cost and accumulated amortization of these assets at June 30, 1999 are as follows:


        Cost                                                                                           $12,842,796
        Accumulated amortization                                                                          (955,969)
                                                                                                       -----------

                                                                                                       $11,886,827
                                                                                                       ===========


(7)  REVOLVING LINE OF CREDIT

         The Company has floating rate financing with the Bank in an amount up to $14,000,000 under a revolving line of credit with a maturity date of December 31, 2001, convertible thereafter to five year term debt. Pursuant to the loan agreement, the rate of interest is to be determined at a rate equal to the Bank's prime rate, the federal funds or LIBOR rate plus a margin which ranges from 1.5% to 2% based on the debt to tangible net worth ratio at the beginning of the applicable LIBOR rate contract period. The Company may elect among the rates based upon conditions on the dates upon which funds are drawn. The line of credit is secured by a first security interest in accounts receivable, contract rights, inventory, equipment and other security reasonably requested by the lender. As of June 30, 1999, there were no borrowings outstanding under this line of credit.

 (8) NOTES PAYABLE TO RELATED PARTIES

         The following is a summary of notes payable to related parties at June 30, 1999:

        Notes payable to related parties bearing a fixed rate of interest of 8%;
             interest and principal due in quarterly installments including principal of $400,000, beginning April 1, 1999; final payment due
             January 1, 2002. These notes are subordinate to the revolving line
             of credit payable to Bank                                                                  $2,462,500
        Less current maturities                                                                           (738,750)
                                                                                                        ----------

             Notes payable to related parties, net of current maturities                                $1,723,750
                                                                                                        ==========

(9)  WARRANT REDEMPTION

         On April 12, 1999, the Company called for redemption of its redeemable common stock purchase warrants issued in connection with its initial public offering in June 1996. On April 23, 1999, the Company called for redemption of its redeemable common stock purchase warrants issued in connection with its August 1995 private placement offering. The redemption date for these warrants was June 8, 1999, and the redemption price was $0.0167 per warrant; the exercise price was $2.00 per share of common stock. Prior to the redemption date, a total of 5,125,837 warrants were exercised, resulting in proceeds to the Company of $10,251,674 and increasing the number of shares of common stock outstanding to 17,437,069 as of June 30. The Company has used the net proceeds it has received from the exercise of the warrants (1) to reduce the indebtedness owed to the former shareholders of EDL and STL (including Messrs. Stefanko, Clifford and Schooley, directors of the Company) under promissory notes issued to them in connection with the October 1998 acquisition of EDL and STL as required by the acquisition agreement, and (2) to repay all indebtedness to the Bank under the revolving line of credit.

(10) THIRD QUARTER RESULTS

         An adjustment was made to increase cost of sales during the three months ended June 30, 1999, in the amount of approximately $327,000 of which approximately $198,000 related to the first and second quarters of fiscal 1999, in the amounts of approximately $99,000 for each of the prior quarters. This adjustment was made to correct the rate of overhead absorption and results in the cost of sales being understated in the three months ended December 31, 1998 and March 31, 1999 and overstated in the three months ended June 30, 1999. The net effect of this adjustment for the nine months ended June 30, 1999 is $0.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations

THREE MONTHS ENDED JUNE 30, 1999 VS. JUNE 30, 1998

     Revenues for the quarter ended June 30, 1999 were $9,958,690, an increase of $5,788,530 or 139% over the quarter ended June 30, 1998 revenues of $4,170,160. This increase is primarily due to the addition of revenues from acquired operations (See Note 2 of Condensed Consolidated Financial Statements). The increase provided by the acquisition is offset in part by a reduction in the computer systems business, which is due primarily to timing of contracts, as well as changes in the composition of the current backlog. As previously reported, the timing of computer systems deliveries is heavily weighted in the fourth quarter.

     Gross profit was $6,058,417 for the quarter ended June 30, 1999 or 61% of revenues, compared to $2,091,422 or 50% of revenues in the quarter ended June 30, 1998, a total increase of $3,966,995 or 190%. This increase in gross profitability results primarily from the increased revenues contributed by the acquired subsidiaries, which account for $5,396,707 of gross profits. The increase provided by these subsidiaries is offset by a decrease in the computer systems gross profit, which is due to the decrease in computer systems revenues.

     Selling and administrative expenses of $3,364,785 in the quarter ended June 30, 1999 increased by $1,686,111 or 100% from the quarter ended June 30, 1998 expenses of $1,678,674. As a percentage of revenues, selling and administrative expenses were 34% and 40% in the quarters ended June 30, 1999 and 1998, respectively. The increased selling and administrative expenses are due primarily to the addition of the acquired subsidiaries, which represent $1,406,171 of the total increase. The remaining increase is due primarily to amortization of goodwill and intangible assets.

     Income from operations was $2,693,632 for the quarter ended June 30, 1999 compared to $412,748 in the quarter ended June 30, 1998, an improvement of $2,280,884. As a percentage of revenues, income from operations increased to 27% in the quarter ended June 30, 1999 from 10% in the quarter ended June 30, 1998. The improvement to income from operations overall resulted primarily from increased revenues and gross profits associated with the acquired subsidiaries, offset in part by a decrease in computer systems business and increased selling and administrative expenses as discussed above.

     Interest expense for the quarter ended June 30, 1999 was increased by $199,259 to $203,315 compared to $4,056 in the quarter ended June 30, 1998. As a percentage of revenues, interest expense increased to 2% in the quarter ended June 30, 1999 from less than 0.1% in the quarter ended June 30, 1998. This increase is due to an increase in outstanding credit balances required to purchase and finance the acquired operations.

     The Company's net income improved by 444% to $1,543,242 or $0.11 diluted earnings per share in the quarter ended June 30, 1999 compared to $283,772 or $0.03 diluted earnings per share in 1998. Net income as a percentage of revenues increased to 15% in the quarter ended June 30, 1999 from 7% in the quarter ended June 30, 1998. The improvement in net income overall resulted primarily from increased revenues and gross profits, offset in part by increased selling and administrative expenses.

NINE MONTHS ENDED JUNE 30, 1999 VS. JUNE 30, 1998

     Revenues for the nine months ended June 30, 1999 were $30,738,716, an increase of $18,920,203 or 160% over the nine months ended June 30, 1998 revenues of $11,818,513. This increase is primarily due to the addition of revenues from acquired operations. The increase provided by the acquisition is offset in part by a reduction in the computer systems business, which is due primarily to timing of contracts, as well as changes in the composition of the current backlog. As previously reported, the timing of computer systems deliveries is heavily weighted in the fourth quarter.

     Gross profit was $18,362,932 for the nine months ended June 30, 1999 or 60% of revenues, compared to $5,738,534 or 49% of revenues in the nine months ended June 30, 1998, a total increase of $12,626,398 or 220%. This increase in gross profitability results primarily from the increased revenues contributed by the acquired subsidiaries, which account for $15,715,426 of gross profits. The increase provided by these subsidiaries is offset by a decrease in the computer systems gross profit, which is due to the decrease in computer systems revenues.

     Selling and administrative expenses of $10,296,267 in the nine months ended June 30, 1999, increased by $5,733,588 or 126% from the nine months ended June 30, 1998 expenses of $4,562,679. As a percentage of revenues, selling and administrative expenses were 33% and 39% in the nine months ended June 30, 1999 and 1998, respectively. The increased selling and administrative expenses are due primarily to the addition of the acquired subsidiaries, which represent $4,317,844 of the total increase. The remaining increase is due primarily to amortization of goodwill and intangible assets.

     Income from operations was $8,066,665 for the nine months ended June 30, 1999 compared to $1,173,855 in the nine months ended June 30, 1998, an improvement of $6,892,811. As a percentage of revenues, income from operations increased to 26% in the nine months ended June 30, 1999 from 10% in the nine months ended June 30, 1998. The improvement to income from operations overall resulted primarily from increased revenues and gross profits associated with the acquired subsidiaries, offset in part by a decrease in computer systems business and increased selling and administrative expenses as discussed above.

     Interest expense for the nine months ended June 30, 1999 was increased by $674,471 to $689,988 compared to $15,517 in the nine months ended June 30, 1998. As a percentage of revenues, interest expense increased to 2% in the nine months ended June 30, 1999 from less than 0.1% in the nine months ended June 30, 1998. This increase is due to an increase in outstanding credit balances required to purchase and finance the acquired operations.

     The Company's net income improved by 460% to $4,544,970 or $0.34 diluted earnings per share in the nine months ended June 30, 1999 compared to $812,100 or $0.07 diluted earnings per share in 1998. Net income as a percentage of revenues increased to 15% for the nine months ended June 30, 1999 from 7% in the nine months ended June 30, 1998. The improvement in net income overall resulted primarily from increased revenues and gross profits, offset in part by increased selling and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has floating rate financing with the Bank in an amount up to $14,000,000 under a revolving line of credit with a maturity date of December 31, 2001, convertible thereafter to five year term debt. Pursuant to the loan agreement, the rate of interest is to be determined at a rate equal to the Bank's prime rate, the federal funds or LIBOR rate plus a margin which ranges from 1.5% to 2% based on the debt to tangible net worth ratio at the beginning of the applicable LIBOR rate contract period. The Company may elect among the rates based upon conditions on the dates upon which funds are drawn. The line of credit is secured by a first security interest in accounts receivable, contract rights, inventory, equipment and other security reasonably requested by the lender. The loan agreement includes various loan covenants and restrictions of a customary nature which may, under certain circumstances, limit the ability of the Company to pay cash dividends, undertake additional acquisitions, make certain changes in the Company's management, or otherwise limit obligations undertaken by, or operations of, the Company. As of June 30, 1999, there were no borrowings outstanding under this arrangement with the Bank.

     In addition, the Company has subordinated notes, payable to each of the previous shareholders of Engineering Development Laboratories, Incorporated ("EDL") and Signal Technology Laboratories, Inc. ("STL"), aggregating $2,462,500, as of June 30, 1999. These notes bear interest at 8%, are payable in quarterly payments which began April 1, 1999 and mature on January 1, 2002. These notes are subordinate to the rights of the Bank.

     On April 12, 1999, the Company called for redemption of its redeemable common stock purchase warrants issued in connection with its initial public offering in June 1996. On April 23, 1999, the Company called for redemption of its redeemable common stock purchase warrants issued in connection with its August 1995 private placement offering. The redemption date for these warrants was June 8, 1999, and the redemption price was $0.0167 per warrant; the exercise price was $2.00 per share of common stock. Prior to the redemption date, a total of 5,125,837 warrants were exercised, resulting in proceeds to the Company of $10,251,674 and increasing the number of shares of common stock outstanding to 17,437,069 as of June 30. The Company has used the net proceeds it has received from the exercise of the warrants (1) to reduce the indebtedness owed to the former shareholders of EDL and STL (including Messrs. Stefanko, Clifford and Schooley, directors of the Company) under promissory notes issued to them in connection with the October 1998 acquisition of EDL and STL as required by the acquisition agreement, and (2) to repay all indebtedness to the Bank under the revolving line of credit. The remainder of the net proceeds from the exercise of the warrants are being used for general corporate purposes, including working capital requirements. The Company may also use a portion of these proceeds to fund growth through acquisition; however, no plans or agreements for any acquisitions exist at this time.

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

     The Company's operating cash flow was $565,604 and $1,725,389 for the nine months ended June 30, 1999 and 1998, respectively, and $2,049,678 for the fiscal year ended September 30, 1998. The reduction in the Company's operating cash flow results primarily from increases in accounts receivable, contracts in progress and inventory, offset by an increase in accounts payable for the nine months ended June 30, 1999.

     As of June 30, 1999, management believes inventory balances are not in excess of requirements for deliveries and normal minimum stocking levels.

     Generally, accounts receivable at the end of each quarter are collected within the following quarter. The Company's total outstanding accounts receivable balance of $7,857,472 at June 30, 1999 has been subsequently reduced by approximately $5,200,000 in cash collections. The Company has provided a reserve for certain older balances of $46,500. This reserve is believed to be more than sufficient to address any uncollectible balances outstanding as of June 30, 1999.

     On June 3, 1998, the Company entered into a loan agreement with an officer and director of the Company. The note receivable of $215,685 bears interest at the rate of interest then applicable for borrowings by the Company under the Company's then-existing line of credit or other primary lending arrangement with its primary lender, with interest payable annually, and matures on June 3, 2003.

   As of June 30, 1999 and 1998, the Company's backlog was approximately $15.5 million and $9.4 million, respectively, consisting of firm fixed price purchase orders. All of these purchase orders are expected to generate profits within the Company's historical levels, and the Company believes that the completion of the orders comprising its backlog, and any new orders which may be accepted by the Company in the future, should not result in additional liquidity pressures which cannot be addressed in a manner consistent with the Company's past practices. The Company currently expects to manufacture and deliver substantially all of the products in backlog within the next 12 months.

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

          Products: The Company's products are date sensitive. Engineering has already accomplished a review of Paravant products and has published a list by product as to whether the product meets year 2000 readiness requirements, and if not, what must be accomplished for the product to meet these requirements. In these incidences, the worst case scenario is the product operator would, after 0001 hours January 1, 2000, enter the time and date into the product's set up and reboot the product. Therefore, the Company does not believe it has any material exposure with regard to its products as a result of the year 2000 issue.

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

          Outside Services: The Company is not currently aware of the year 2000 readiness of certain outside services companies. Any adverse effect caused by the failure of these providers to be year 2000 compliant is not currently susceptible to quantification.

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

PART II - OTHER INFORMATION
Item 2.  Changes in Securities and Use of Proceeds

         On April 12, 1999, the Company called for redemption of its redeemable common stock purchase warrants issued in connection with its initial public offering in June 1996. On April 23, 1999, the Company called for redemption of its redeemable common stock purchase warrants issued in connection with its August 1995 private placement offering. The redemption date for these warrants was June 8, 1999, and the redemption price was $0.0167 per warrant; the exercise price was $2.00 per share of common stock. Prior to the redemption date, a total of 5,125,837 warrants were exercised, resulting in proceeds to the Company of $10,251,674 and increasing the number of shares of common stock outstanding to 17,437,069 as of June 30. The common stock issued upon exercise of the warrants was registered pursuant to registration statements filed on October 20, 1997 (File No. 333-

     38279) and September 25, 1998 (File No. 333-64341). There was no underwriter with respect to the issuance of the common stock upon the exercise of the warrants. Total expenses incurred in connection with the exercise of the warrants during the quarter ended June 30, 1999, was approximately $7,800, resulting in net proceeds to the Company of $10,251,674.

         The Company has used the net proceeds it has received from the exercise of the warrants as follows:

              $1,537,500 to reduce the indebtedness owed to the former shareholders of EDL and STL (including Messrs. Stefanko, Clifford and Schooley, directors of the Company) under promissory notes issued to them in connection with the October 1998 acquisition of EDL and STL as required by the acquisition agreement; and

              $8,706,374 to repay all indebtedness to the Bank under the revolving line of credit.

     The remainder of the net proceeds from the exercise of the warrants are being used for general corporate purposes, including working capital requirements. The Company may also use a portion of these proceeds to fund growth through acquisition; however, no plans or agreements for any acquisitions exist at this time.

Item 6.  Exhibits and Reports on Form 8-K

(a)      EXHIBITS
         The following exhibits are filed as part of this Quarterly Report on Form 10-QSB:


3(i)     Amended and Restated Articles of Incorporation.*

4.2      Amended and Restated Bylaws.**

10.3B    Incentive Stock Option Plan, as amended June 4, 1999.

10.47    Employment Agreement between Paravant Inc. and Richard P. McNeight.

10.48    Employment Agreement between Paravant Inc. and Kevin J. Bartczak.

10.49    Employment Agreement between Paravant Computer Systems, Inc. and William R. Craven.

11 Statement re: computation of per share earnings (not required because the relevant computation can be clearly determined from material contained in the financial statements).

27       Financial Data Schedule.

*        Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

**       Incorporated by reference from Exhibit 4.2 of the Registrant's Registration Statement on
         Form S-3 dated July 9, 1999.

     (b) REPORTS ON FORM 8-K:

         Form 8-K dated April 5, 1999 was filed on April 21, 1999 reporting under Item 5 a letter of intent to acquire GAC.

         Form 8-K dated June 3, 1999 was filed on June 3, 1999 reporting under
     Item 5 a mutual agreement to terminate discussions regarding the acquisition of GAC.


                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          PARAVANT INC.


                           By       /s/ Kevin J. Bartczak
                              ................................................
                                       Kevin J. Bartczak,
                           Vice President, Treasurer and Chief Financial Officer
                             (as both a duly authorized officer of Registrant and as principal financial officer of Registrant)

Date: August 4, 1999

                                  PARAVANT INC.

          INDEX TO EXHIBITS FILED WITH FORM 10-QSB DATED AUGUST 4, 1999


Exhibit             Description of Exhibit
-------             ----------------------
3(i)     Amended and Restated Articles of Incorporation.*

4.2      Amended and Restated Bylaws.**

10.3B    Incentive Stock Option Plan, as amended June 4, 1999.

10.47    Employment Agreement between Paravant Inc. and Richard P. McNeight.

10.48    Employment Agreement between Paravant Inc. and Kevin J. Bartczak.

10.49    Employment Agreement between Paravant Computer Systems, Inc. and William R. Craven.

27       Financial Data Schedule.

*        Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

**       Incorporated by reference from Exhibit 4.2 of the Registrant's Registration Statement on S-3 dated July 9, 1999.