Form 10KSB
period 1999-09-30
PARAVANT INC
filed 1999-12-21
CIK 944405

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB
                 [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                                       OR
               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE TRANSITION PERIOD FROM                     TO
                        COMMISSION FILE NUMBER: 0-28114

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

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (321) 727-3672

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $42,279,478.

     The aggregate market value of voting stock held by non-affiliates of the registrant on December 7, 1999 was approximately $32,181,638. On such date, the closing price of the issuer's Common Stock was $2.53 per share. Solely for the purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the issuer that beneficially own more than 10% of the issuer's voting stock have been excluded, except such shares, if any, with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the issuer that such individuals are, in fact, affiliates of the registrant.
     The number of shares of the registrant's Common Stock, $.015 par value, outstanding on December 7, 1999 was 17,550,129.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on March 23, 2000 are incorporated by reference in
Part III. The Company's Proxy Statement will be filed within 120 days after September 30, 1999.
     Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

________________________________________________________________________________

                                 PARAVANT INC.
                          ANNUAL REPORT ON FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
  Item  1.   Description of Business......................................    3
  Item  2.   Description of Property......................................   14
  Item  3.   Legal Proceedings............................................   14

PART II
  Item  5.   Market for Common Equity and Related Stockholder Matters.....   15
  Item  6.   Management's Discussion and Analysis of Financial Condition
               and Results of Operation...................................   15
  Item  7.   Financial Statements.........................................   28
  Item  8.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure...................................   28

PART III
  Item  9.   Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange
               Act........................................................   29
  Item 10.   Executive Compensation.......................................   29
  Item 11.   Security Ownership of Certain Beneficial Owners and
               Management.................................................   29
  Item 12.   Certain Relationships and Related Transactions...............   29
  Item 13.   Exhibits and Reports on Form 8-K.............................   29


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Paravant Inc. (the 'Company' or 'Paravant') serves the defense industry with a range of electronic products engineered to meet applications within aircraft support, fire control, communications and signal intelligence. Paravant also offers software design and integration services and extensive customization services to modify its standard products to the specific needs of end users. The Company's products include signal processing computer systems, communications controllers, rugged computers and custom designed helicopter subsystems. Its products have a reputation for high-level performance and reliability in difficult circumstances. The Company's products are sold to U.S. and foreign military establishments, government prime contractors and medical equipment manufacturers. The Company operates its business through its three wholly-owned subsidiaries, Paravant Computer Systems, Inc., Engineering Development Laboratories, Incorporated and STL of Ohio, Inc.

HISTORY

     In early 1983, the Company commenced its business operations and offered only engineering services for computer applications. In this initial period, Paravant modified computer hardware and other equipment and developed special software applications for its customers. It also served as a value-added reseller for a Japanese manufacturer of portable computers.

     In the mid 1980's, the Company began developing its first rugged computer under a special grant from the U.S. Department of Defense Small Business Innovative Research Program. By 1987, Paravant was producing its RHC-88 hand-held computer and selling it to the U.S. Army and to the electric utility industry. Subsequently, the Company designed and produced other computer-related products. During this time, the Company also began to design and build medical devices for selected medical equipment manufacturers.

     By late 1989, UES, Inc. ('UES'), under the control of Krishan K. Joshi (currently the Company's Chairman), purchased a 51% equity interest in the Company through its wholly owned subsidiary, UES Florida, Inc. Previously, Paravant and UES had worked together on a joint development project. By mid 1990, four of its original five founders had left Paravant's employ and sold all their equity interest in it. Of this group, only Richard P. McNeight, the President of the Computer Systems subsidiary, remains. In the fall of 1991, William R. Craven joined the Company and became its Vice President of Marketing.

     The Company, which was incorporated in Florida in June 1982, consummated in June 1996 an initial public offering (the 'IPO') of 1,150,000 shares (before giving effect to the Stock Split (as defined below)) of Common Stock, par value $.045 per share ('Common Stock'), and 1,610,000 redeemable warrants (before giving effect to the Warrant Split (as defined below)), each to purchase one share of Common Stock (the 'Warrants').

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

     In 1996 with a portion of the proceeds from the IPO, the Company began to focus on providing the medical market with a line of programmer products, which are used to provide programming information to medical pumps, and related devices, which have been surgically implanted into the human body. These inserted devices perform a wide range of functions from monitoring of the heart to providing medication and electric stimulation for pain management.

OCTOBER 1998 ACQUISITION

     Effective as of October 1, 1998, Paravant completed the acquisition ('EDL-STL Acquisition') of two related defense electronics companies, Engineering Development Laboratories, Incorporated ('EDL') and the assets of Signal Technology Laboratories, Inc., EDL's majority-owned subsidiary ('STL' and together with EDL, 'EDL-STL') of Dayton, Ohio. STL is a designer and producer of signal processing equipment used in the signal intelligence community to process gathered signals. EDL provides the U.S. Department of Defense ('DoD') and allies of the U.S. with upgrades to primarily rotary winged aircraft including multiple control panels and flight controls, among other products. EDL engineers these upgrades as required and provides complete installation services when requested. See 'MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- EDL-STL ACQUISITION' for a more complete description of the acquisition transactions.

INDUSTRY BACKGROUND -- MILITARY MARKET

     Traditionally, the DoD has retained military contractors to develop electronics and computer technology for specific missions that meet extensive military specifications. This approach has often taken longer from development through production, and tends to be much more expensive, than similar technology available in the commercial sector. Unlike other scientific areas, the rapid advances made in computer technology in the commercial market have often exceeded and driven those developed specifically for the military. Consequently, when the U.S. military has pursued the more costly and time-consuming procurement procedures, its computers have still lagged behind the comparable commercial technology in terms of capabilities.

     Due to these factors, the DoD began in the mid 1980's to shift from its dependence on electronics meeting full military specifications ('Mil-Spec') to acquiring commercially available components that have been modified for environmental and operational realities of the military applications in question. While the U.S. military still procures products with Mil-Spec components, this transition to more commercially oriented systems has resulted in its realization of the desired benefits and savings.

     Given the dismantling of the former Soviet Union and related budgetary considerations, there has been a concerted effort on the part of U.S. Congress from 1990 to 1998 to downsize the military, and U.S. military spending declined. The Company believes that increases in spending on defense electronics will occur during the next five years.

     The downward trend in overall defense spending has been a positive development for some sales to the U.S. military in recent years in three general areas, for less than full Mil-Spec militarized computers in general and rugged computers specifically, for the upgrading of older weapons and aircraft systems that could not be replaced due to budget restraints and for the upgrading of signal intelligence data collection systems intended to gather data in certain countries which have experienced destabilization related to the break-up of the former Soviet Union.

     Management believes that as military budgets are increased over the next five years, the Company will benefit as it has respositioned itself to take advantage of the purchase of newer communications and command and control ('C3') systems. These systems will be required as part of the Army's digitization initiatives in which it seeks to upgrade the entire communications infrastructure from the foxhole to the command centers. This new communications infrastructure will enable broad bandwidth communications such as those required for large data packets and for video signals. By focusing in this high growth area for new product development and investment in prototypes as well as seeking additional acquisition partners, management believes it will experience continued growth as such systems are purchased and installed. In 1999 the Company focused on and secured a contract for a key part of the digital battlefield in the Global Broadcast Service ('GBS'). The Company provides the GBS server and operator control unit to a division of Raytheon. Management hopes that continued focus on this area will allow its position in the GBS program to be broadened into other programs related to the Army digitization effort.

INDUSTRY BACKGROUND -- SIGNAL INTELLIGENCE

     In recent years, accurate and comprehensive information regarding foreign affairs and developments has become increasingly important to the U.S. Government. The reduction in U.S. military tactical forces overseas has heightened the U.S. Government's need to quickly assess military risks, particularly in areas of instability as they develop around the world. The breakup of the Soviet Union and civil unrest in certain nations in Eastern Europe, Africa, and South America indicate an increase in geographic areas that might require monitoring. In addition, the U.S. Government requires information regarding overseas activities to conduct drug interdiction operations.

     As part of its efforts to obtain information, the U.S. Government gathers and analyzes telecommunication signals emanating from foreign countries. In recent years, the use of established telecommunication technologies has increased throughout the world and new telecommunication technologies, supplementing rather than replacing prior technologies, have been developed and commercialized. These trends have led to a significant increase in the overall volume of information communicated and an increase in the density of signals transmitted throughout the radio frequency spectrum. This increase can be seen in the proliferation of facsimile, cellular, and digital signal telecommunications equipment and the global information network (World Wide Web) in the last decade, resulting in a significant increase in the amount of information being communicated. These trends have required the development of signal reconnaissance equipment capable of collecting and processing an increased volume of signals as well as new types of signals.

     Traditionally, organizations within the U.S. Government have satisfied their signal reconnaissance needs by first identifying their specific requirements and then contracting with government contractors to provide equipment. Contractors typically designed and built custom signal processing systems optimized to satisfy the particular needs of various agencies. Development of custom systems usually required many years of effort and involved great expense. The time required to develop these systems often meant that when a system was delivered, it did not address new telecommunications technologies that had evolved during the development process. These factors, combined with growing budgetary constraints, have caused many agencies to search for more flexible and cost-effective signal reconnaissance solutions that can be deployed promptly.

     As former Soviet-affiliated states continue the change process from centrally controlled economic and political systems toward locally controlled systems over the next decade, the need to monitor those states, particularly those with nuclear arsenals or the ability to disrupt world commerce, will remain high. Management feels that Paravant, through its experience in the digital signal processing arena will be able to continue to serve this vital strategic need for intelligence.

INDUSTRY BACKGROUND -- MEDICAL

     Since the market introduction of the implantable pacemaker, medical practitioners have increasingly turned to implantable devices for a wide range of applications including drug delivery devices, electroneurostimulators, defibrillators and ventricular assist devices ('VADS'). Increasingly, such implantable devices may be reprogrammed externally via a telemetry link, to enable the physician to alter the drug delivery rate or dispensing of medication. The devices used for this are commonly called Programmers and are part of the medical support equipment market.

     Management has directed that its medical activities be focused into opportunities to serve initiatives put in place by the U.S. Army to digitize the delivery of medical services through telemedicine and related 'remote physician' access programs. The Company will be working in this area during the coming fiscal year in an effort to better leverage its skills in the marketing of products to the military and its ability to serve the DoD.

PRODUCTS

     The Company's products include a line of rugged, portable computers that includes hand-held devices, laptops and portable systems used on desk tops and in vehicles, digital signal processing equipment which is used to process collected data files in signal intelligence and avionics related equipment.

     The Company's computers are designed to meet and exceed certain military specifications for operation in harsh environments and for insulation from electromagnetic interference. The reliability and performance of its products in extreme environmental and operational situations relate directly to Paravant's fundamental electrical and mechanical designs, its specification and selection of proper components, its manufacturing techniques and the extensive testing that it employs at various phases. The computer systems are designed with an open architecture configuration for maximum flexibility. The Company's software is based on MS-Windows or MS-DOS operating systems, although the Company provides other operating systems to meet customer needs.

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

     In the medical area, the Company's products are custom platforms, which include medical power supplies, custom interfaces to support customer's telemetry hardware and protocols, a display, and various forms of input devices. The product case can be a laptop, desktop or hand held model, depending on the customer need for portability and expansion. In all cases, the Paravant product allows the medical practitioner to communicate with an inserted medical device and adjust the function of an implanted device.

     In the signal processing area, the Company designs and produces more than thirty products, which it produces and sells to the military and intelligence organizations of the U.S. Government. These products can generally be separated into four signal processing categories: routing and switching; modification and reformatting; conditioning; and enhancement.

     Signal routing and switching systems are a major portion of the Company's signal processing products. In modern signal processing systems it is often required to reconfigure the processing chain to accommodate a different architecture. The Company's products switch or route not just a single stream of data, but that of sixteen bits of data and clock. As the requirements have evolved, the Company has developed larger systems that perform this switching/routing function at higher speeds and with more input and output signals. New switches are in development to meet recognized future needs of the U.S. Government.

     With the development of faster and more powerful computers, dedicated processing hardware is not always cost effective. To use these faster computers it is often necessary to reformat the data to make it available to the computer in the most efficient format for the computers to process. The Company has developed instruments that reformat data and interface it to the more powerful modern computers for efficient processing of the data.

     The advent of modern digital signal processing technology, which involves both specialized hardware and software, has had a major impact on signal analysis. These devices and associated software have changed signal analysis techniques. The Company produces several instruments that employ modern digital signal processing techniques to enhance signal-to-noise ratios of desired signals. These devices range from rather simple to very complex systems. The Company works with other government contractors to develop these instruments. The Company develops the software to control the developed instruments, but generally depends on other contractors involved in the same program to develop the operational software.

     By maintaining a close liaison with its customers, the Company is aware of new requirements, and in response, new products are being developed. These new developments range from modification of existing products, which the Company works to continually upgrade for both performance and capability, to designing new products. Most new product developments tend to involve higher speed clock rates. Some developments are customer funded and others are supported by internal research and development funds.

     In the avionics area, the Company has unique knowledge in flight control systems. The Company has and continues to develop innovative products which enhance aircraft reliability and maintainability ('R & M upgrades') and/or provide enhanced capabilities. Typical solutions are based upon a combination of analog and digital designs with firmware controlled logic. These designs utilize existing and mature off-the-shelf components and equipment. The two most important aspects of this approach are low cost practical solutions and Quick Reaction Capability ('QRC').

     The Company's avionics products include an Altitude Hold and Hover Stabilization ('AHHS') System which reduces pilot workload and increases safety during low altitude and low speed aircraft operations by providing the pilot with a variety of altitude hold and stabilized hover/low speed control modes. Currently, the AHHS System is installed on over one hundred U.S. Air Force ('USAF') H-60's, including all Special Operations helicopters. Among other items, the Company has developed and manufactured multiple control panels (NVIS compatible), beacon rings, solid state control modules, transformers, aircraft landing lights, mission commander color LCD monitor and videocassette recorders ('VCR'). The Company currently has a depot repair contract for both the AHHS System and the VCR with the USAF.

     In the avionics area, the Company plans to continue the software development and integration activities for the H-60 helicoptor as a subcontractor to major government prime contractors and in support of the Warner Robins Air Logistics Center. The Company has been expanding its system integration activities, which include: embedded software development; Windows 95/98 simulation/development support programs; aircraft modification design and kit fabrication; and development of training and support systems to enhance aircraft troubleshooting.

     The Company worked as a subcontractor to a major government prime contractor for the Interactive Defensive Avionics System -- Multi-Mission Advanced Tactical Terminal ('IDAS/MATT') program for the MH-53J helicopter. The Company currently has four employees in the field supporting this system. Additionally, the balance of the fleet, thirteen systems, will receive an alternate IDAS configuration, for which the Company will be a subcontractor. In addition, the Company offers equipment, in conjunction with Lockheed Martin, Sanders that is designed to provide electronic diagnostic capability for certain advanced aircraft such as the F-16 Fighter Aircraft, B-2 Aircraft and F-117 Stealth Fighter.

CUSTOMIZATION

     The Company provides its customers and end-users with engineering services that modify or adjust its standard products to meet their specific needs and requirements. Virtually all of the avionics-related business involves customization for upgrades of older aircraft. Substantial portions of its product sales to the military involve varying degrees of customization while each medical customer's product is a uniquely custom product with some shared components.

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

     It is very common for customers to need small changes to standard products. In most cases, these changes can be accommodated by reprogramming certain ports on the circuit board. This ability enhances the life of the product line.

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

     Management believes that by providing engineering services, the Company facilitates the marketing of Paravant's products and enables the Company to increase its margins by offering higher value added services. Management anticipates, due to governmental budgetary constraints and the anticipated continuing desire of DoD customers to procure commercial 'off-the-shelf' products, a continued reduction in the number of programs pursuant to which customization services will be funded. While engineering services represent a very low percentage of total sales, the Company believes these efforts still lead to significant production contracts. Management believes that such customization services are of significant value to Paravant's customers and, accordingly, intends to continue to offer such services on a reduced or no-charge basis, where offering such services will provide production orders. The Company generally expenses the associated costs as they are incurred.

NEW PRODUCTS

     The Company has new products in development targeted to certain of its historical customer base. The products can generally be said to be faster than existing products. The Company also has an ongoing effort to upgrade the capability of its digital signal processing systems to simultaneously process more signals input. This enhanced capability is then made part of the standard equipment line. The Company expects that this will be available for shipment in 2000.

     Paravant has a new system in development, which can be used either in portable mode or can be mounted in military vehicles. The new product, the RNB 550, utilizes a new (to Paravant) case fabrication methodology that will allow Paravant to reduce its recurring prices while bringing its rugged, reliable performance to many applications that previously could not afford Paravant solutions. The initial focus for this product in its vehicle configuration will the Army's battlefield digitization initiative.

     During fiscal 1999, new avionics related equipment was developed including a Mission Commander Color LCD Monitor. The Company initiated development of the Mission Commander Color LCD Monitor when Company personnel supporting the MH-53J Helicopters noted the need for enhanced situational awareness for the military personnel located in the rear of the helicopter. A prototype was developed by the Company and was installed on a MH-53J AFSOC Helicopter. After the installation, this Helicopter was transferred to an area in Europe to support the armed forces in the Kosovo conflict. This MH-53J Helicopter was later used during a mission to rescue a downed pilot in Yugoslavia. The monitor greatly increased situational awareness during the mission and additional units were ordered soon thereafter.

     In the area of signal intelligence equipment, the Company works to develop new products that will enhance business prospects for future years. The rapid advancement of computer technology is one example. As the clock rates on computer chips have increased, interface devices, which are among the Company's products, have to be revised or redesigned to take advantage of higher speed computers.

SUPPLY AND MANUFACTURING

     The Company designs and engineers substantially all of its products, purchases their components from third parties and then tests and assembles the final products. As part of this process, Paravant has the ability to either design or purchase the printed circuit boards depending on the customers performance needs and price point. The Company can also fabricate prototypes for testing.

     For certain computer customers requiring 'configuration control' or the ability to identify the precise lot number of every component for future problem tracking, the Company then purchases all the necessary components for the board and provides them in kit form to specialized board fabricators for both pilot and production runs.

     The Company anticipates that it will continue to outsource board fabrication. Given the rapid changes in computer technology, management believes Paravant's resources are not best used in keeping abreast of the costly purchase requirements for new production equipment necessary in the precise placement of electronic components on boards. Outsourcing allows the Company's products to receive the benefit of the latest technological developments in board production at an acceptable cost.

     Once the boards are completed, they are tested by the fabricator and, upon satisfactory completion of such tests, are shipped to the Company. When delivered, Paravant further tests the completed boards and other components and then assembles the computers. Apart from the printed circuit boards, the components that Paravant purchases from external sources include chassis, wire harnesses, computer chips, keyboards, displays and cases.

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

     The Company's design, engineering and assembly facilities are located in Melbourne, Florida and in Dayton, Ohio. These facilities comply with certain U.S. military specifications necessary for the manufacture and assembly of products supplied to it. In addition, on March 27, 1998, the Company's Melbourne manufacturing and assembly facilities were certified as being in compliance with the quality management and assurance standards of ISO-9001, an international standard promulgated by the International Organization of Standardization, a worldwide federation of standards bodies from approximately 100 countries. These standards have been adopted by the European Economic Community as their preferred quality standards and, to some degree, by the U. S. Department of Defense and the U. S. Food and Drug Administration (the 'FDA'). The Company believes that such certification will enable it to increase its marketing opportunities in the domestic and international military markets for ruggedized computers as well as in the medical market for the Company's programmers.

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

WARRANTY AND CUSTOMER SERVICE

     For both computer products and signal intelligence equipment, the Company usually provides either 90-day or one-year warranties on all its products covering both parts and labor, although extended warranties may be purchased by customers. In regard to the avionics related equipment, there is generally no warranty unless it is separately purchased. At its option, Paravant repairs or replaces products that are defective during the warranty period if the proper usage and preventive maintenance procedures have been followed by its customers. Repairs that are necessitated by misuse of such products or are required beyond the warranty period are not covered by its normal warranty.

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

     Some personnel in its customer service area and from engineering often answer technical questions from customers and offer solutions to their specific applications problems. In certain instances, other personnel receive and process orders for product demonstrations, disseminate pricing information and accept purchase orders for computers.

MARKETING AND SALES

     The Company markets and sells its computer products through an internal sales force and several of its officers, six manufacturers' representatives in the U.S. and approximately 20 distributors abroad. Its foreign distributors operate in nearly 30 countries, including England, France, Japan, Australia and Germany. However, sales to foreign customers for the years ended September 30, 1999 and 1998, were only 1% and 5% of total sales, respectively.

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

     The Company has entered into a cooperative marketing agreement with ITT Industries' Aerospace/Communications Division ('ITT A/CD') in connection with international sales of ITT's SINCGARS secure radio system. In selling the SINCGARS radio to foreign countries, ITT will demonstrate to its customers a selection of Paravant computers and display products as part of a fully configured system. Depending on customer preferences, the Paravant systems may be sold directly by Paravant or through ITT A/CD, or the customer may opt to use other computers. Paravant's computers are well suited to the task of interoperation with ITT's SINCGARS radios because Paravant's computers are low emitters of EMI (electro-magnetic interference) which can cause radio interference and can reduce the operating range of a radio network. While management believes that the marketing arrangement with ITT may be important in the future, it is not currently material to the operations of the Company.

     In the military market, the sales cycle for the Company's products usually entails a number of complicated steps and can take from one year to five years. Sales to the military and government markets are greatly influenced by special budgetary and spending factors pertinent to these organizations.

CUSTOMERS

     The Company sells its products, directly or indirectly, to the U.S. and foreign military establishments, large aerospace and military contractors supplying these establishments, government agencies, and medical device manufacturers. The principal customers of the Company are the U.S. Government and DoD contractors, which are subject to federal budgetary constraints. For the fiscal year ended September 30, 1999, a U.S. Government intelligence agency accounted for 41% of the Company's total sales. For the fiscal years ended September 30, 1999 and 1998, Raytheon's Missile Systems Division accounted for 8% and 51% of the Company's total sales, respectively. For those same periods, Lockheed Martin, the U.S. Air Force and the U. S. Navy, accounted for 14% and 22%, 11% and 0%, and 1% and 11% of the Company's total sales, respectively. The loss of any of these customers could have a material adverse impact on Paravant's business.

     In recent years, there have been a number of consolidations of various prime contractors serving the defense industry. To date, the Company has not been adversely affected by any such consolidations and the Company does not anticipate that consolidations of contractors will negatively impact the Company, although there can be no assurance of such.

COMPETITION

     The military electronics products market is highly competitive and the Company expects that competition will increase in the future. Some of the Company's current and potential competitors have significantly greater technical, manufacturing, financial, and marketing resources than the Company. Substantial competition could have a material adverse effect on the Company's results of operations.

     With respect to its computer/controller business, the Company encounters competition from Litton Data Systems, Phoenix, CDC (division of General Dynamics) and Miltope in military applications along with Dolch, Allied Signal, Cyberchron and DRS (formerly NAI-CODAR). Certain large manufacturers of commercial notebook computers such as Panasonic, Amrel and IBM have introduced commercial notebooks that have been sealed and ruggedized to some extent. Management believes that the Company's ability to increase market penetration in the commercial sector, other than the medical market, will be limited substantially by the entry of such manufacturers into the ruggedized computer market. However, Paravant makes extensive modifications and refinements of its computers for its customers pursuant to their specifications and special needs. Consequently, Paravant's products often function at a higher level of performance and reliability than its competitors. In the medical systems business, the Company encounters competition from customers' in-house engineering and a variety of medical systems integrators, including a special products division of IBM.

     In the avionics equipment business, the primary competition is with a wide variety of sources ranging from the largest aerospace corporations such as Lockheed Martin and Sikorsky Aircraft such as Lockheed Martin and Sikorsky Aircraft, to small 8-A companies. The Company's ability to win competitive procurements is based upon a low cost, creative solution.

     In the digital signal processing business, the Company's current competitors include the former E Systems Division of Raytheon and a specialty division of TRW.

     The competition for competitively bid contracts differs from the competition for sole source contracts. Companies competing for competitive bid contracts prepare bids and proposals in response to either a commercial or government request and typically compete on price. Potential suppliers compete informally for sole source contracts through R&D investment and marketing efforts.

     Companies competing for sole source contracts attempt to identify the customer's requirements early and invest in solutions so that they can demonstrate a distinguishing expertise or technology promptly after the customer has identified a requirement. The principal factors of competition for sole source contracts include investment in R&D; the ability to respond to customer needs promptly; and product price relative to performance, quality and customer support. The Company believes that it competes favorably on each of these factors.

BACKLOG

     As of September 30, 1999, the Company's backlog was approximately $13.9 million, as compared with backlog of $9.9 million as of September 30, 1998. The backlog as of September 30, 1998 does not include any backlog for the two subsidiaries purchased in the EDL-STL Acquisition. Five customers account for approximately 21%, 20%, 20%, 13% and 12% of the backlog as of September 30, 1999. As of December 7, 1999, the Company's backlog was approximately $7.8 million, and the Company currently expects to manufacture and deliver all of the products in backlog within the next 12 months. In addition to the firm fixed price purchase orders, the Company has $10.6 million in unfunded, deliverables from an Indefinite Delivery, Indefinite Quantity ('IDIQ') contract. This additional $10.6 million of products in backlog should be completed over the next 48 months. As of December 4, 1998, the Company's backlog was approximately $21.7 million. This decrease in backlog between December 1998 and December 1999 may result in reduced revenues and net income for the fiscal year ending September 30, 2000.

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

     Research and development expenses during the fiscal years ended September 30, 1999 and 1998 were $1,324,940 and $657,607, respectively, and represented 3.1% and 4.2% of total sales, respectively. However, these amounts do not include funded research and development of approximately $1,352,000, which is included in the cost of sales of certain products to certain customers. This allows Paravant to invest in new developments for specific customers, and these additional expenditures enable Paravant to meet specific customer demands.

INTELLECTUAL PROPERTY

     Proprietary information and know-how are important to the Company's commercial success. Paravant holds no patents or copyrights but has trademark protection for the Paravant name and logo. There can be no assurance that others will not either develop independently the same or similar information or obtain and use proprietary information of the Company. However, the majority of Paravant employees have signed confidentiality agreements regarding Paravant's proprietary information, but no employees have signed non-competition agreements other than Messrs. McNeight, Craven, Zimmerman, Stefanko, Clifford, Schooley, Torresani, Oberbeck and Lambertson.

     Management believes that its products do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against it in the future or be successful in asserting such claims.

GOVERNMENT REGULATIONS AND CONTRACTS

     Due to the nature of the products designed, manufactured and sold by Paravant for military applications, it is subject to certain DoD regulations. In addition, commercial enterprises engaged primarily in supplying equipment and services, directly or indirectly, to the U.S. government are subject to special risks. These risks include dependence on government appropriations, termination without cause, contract renegotiations and competition for the available DoD business. Paravant has no material direct DoD contracts, however, that are subject to renegotiation in the foreseeable future and is not aware of any proceeding to terminate material DoD contracts in which it may be indirectly involved. In addition, many of the Company's contracts provide for the right to audit its cost records and are subject to regulations providing for price reductions if inaccurate cost information was submitted by Paravant.

     Government contracts governing the Company's products are often subject to termination, negotiation or modification in the event of changes in the government's requirements or budgetary constraints. Products sold by Paravant for government applications are primarily sold to companies acting as contractors or subcontractors and not directly to government entities. Agreements with such contractors or subcontractors generally are not conditioned upon completion of the contract by the prime contractor. To the extent that such contracts are so conditioned, a failure of completion may have a material adverse effect on the Company' business. Currently, it does not have any contracts so conditioned. See ' -- COMPETITION.'

     The contracts for sale of the Company's products are generally fixed-priced contracts, as to which the price is set in advance and generally may not be varied. Such contracts require the Company to properly estimate its costs and other factors prior to commitment in order to achieve profitability and compliance. The Company's failure to do so may result in unreimbursable cost overruns, late deliveries or other events of non-compliance.

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

EMPLOYEES

     As of November 30, 1999, the Company had 152 full time employees including its officers, of whom 52 were engaged in manufacturing and repair services, 29 in administration and financial control, 56 in engineering and research and development, and 15 in marketing and sales.

     None of its employees is covered by a collective bargaining agreement or is represented by a labor union. Paravant considers its relationship with its employees to be satisfactory.

     The Company places significant reliance upon its senior corporate executives and subsidiary executives. The loss of one or more of these individuals could have a material adverse impact on the Company. To address these concerns, the Company has prepared a preliminary management succession plan. It is expected that this plan will be finalized during Fiscal 2000. The Company will continue to update the plan as circumstances require.

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

ITEM 2. DESCRIPTION OF PROPERTY

     The Company has a lease relating to approximately 17,300 square feet of space located at 1615A W. Nasa Blvd., Suite E, Melbourne, Florida 32901. This space is utilized by the Company as its principal corporate headquarters and manufacturing plant. The lease for this space expires December 31, 2001, and provides for rent payments of $118,260 annually. This amount includes the Company's proportionate cost of utilities, repairs, cleaning, taxes and insurance.

     In addition, the Company has a lease relating to approximately 27,033 square feet of space located at 4391 Dayton Xenia Road, Dayton, Ohio 45432. This space is utilized by the Company as the manufacturing plant for its aircraft support and signal processing subsidiaries. This lease provides for rent payments of $296,364 for the fiscal year ended September 30, 2000, $320,340 for the fiscal year ended September 30, 2001, $345,072 for the fiscal year ended September 30, 2002, $351,924 for the fiscal year ended September 30, 2003, and $358,908 for the fiscal year ended September 30, 2004. The office space associated with this lease is owned by Beavercreek Enterprises, an affiliated company, which is majority owned by Paravant's Chairman and CEO.

     Management believes that its current facilities will meet its operational needs for the near future. In the event that additional facilities are needed to accommodate the continued growth in revenues and market share, it is readily available in the immediate vicinity of the current locations.

ITEM 3. LEGAL PROCEEDINGS

     On September 18, 1996, a former controller of Paravant filed an action in the Circuit Court of the State of Florida, Brevard County, entitled, Christopher
R. Exley v. Paravant Computer Systems, Inc., Richard P. McNeight, William R. Craven, UES of Florida, Inc. and Krishan K. Joshi (Case No. 96-15091 CA), against the Company and certain of its officers, directors and principal stockholders, alleging, among other things, retaliatory personnel actions by the defendants. Plaintiff alleges that he was improperly terminated in December 1994 as a result of his refusal to account for certain transactions in a specified manner. The Company will continue to vigorously defend itself in this matter. Management of the Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company.

     The Company is not a party to or involved in any other pending legal proceedings.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information.

     The shares of Common Stock of the Company commenced trading on the Nasdaq Stock Market National Market under the symbol 'PVAT' on June 3, 1996. The range of high and low reported closing sales prices for the Common Stock as reported by Nasdaq for the last two years of trading were as follows:

                                                               HIGH            LOW
                                                               ----            ---
October 1, 1997 to December 31, 1997........................  $5 3/32        $3 3/8
January 1, 1998 to March 31, 1998...........................  $4             $2 11/16
April 1, 1998 to June 30, 1998..............................  $2 31/32       $1 5/8
July 1, 1998 to September 30, 1998..........................  $3             $1 3/16
October 1, 1998 to December 31, 1998........................  $2 15/32       $1 1/8
January 1, 1999 to March 31, 1999...........................  $2 5/8         $1 3/4
April 1, 1999 to June 30, 1999..............................  $3 5/8         $2 1/64
July 1, 1999 to September 30, 1999..........................  $4 11/32       $2 5/16
October 1, 1999 to December 7, 1999.........................  $2 7/8         $2 7/32

     The prices set forth above reflect inter dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

     (b) Holders.

     On December 7, 1999, as reported by the Company's transfer agent, shares of Common Stock were held by 206 persons, based on the number of record holders, including several holders who are nominees for an undetermined number of beneficial owners.

     (c) Dividends.

     The Company has not paid any dividends on its shares of Common Stock and intends to follow a policy of retaining any earnings to finance the development and growth of its business. Accordingly, it does not anticipate the payment of cash dividends in the near future. However, the payment of dividends, if any, rests within the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, its capital requirements, its overall financial condition and possible restrictions on the payment of dividends included in the Company's credit agreement utilized for the Company's acquisition of EDL-STL. See 'MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- LIQUIDITY AND CAPITAL RESOURCES.'

     (d) Recent Sales of Unregistered Securities

     In connection with the EDL-STL Acquisition, the Company issued a total of 3,950,000 shares of common stock to the former shareholders of EDL, effective October 1, 1998, in an exempt transaction in reliance upon Section 4(2) under the Securities Act of 1933. See 'MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- EDL-STL ACQUISITION.'

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     Paravant Inc. is engaged in the design, development, production and sale of military electronic hardware. The products include computer and communication systems, specializing in rugged, hand-held and laptop computer products with primarily military applications, airborne and avionics systems for the U.S. DoD and allies of the U.S. and electronic signal conditioning and analysis systems for foreign and domestic intelligence agencies. In addition, the Company has expanded into the medical market and now provides a line of Programmers that are used to provide programming information to medical pumps and related devices.

     The principal customers of the Company are U.S. Government agencies, governments of U.S. allies and contractors who are subject to federal budgetary implications. The work is performed under general fixed price purchase orders and on a general production basis.

     The Company sells its products, directly or indirectly, to the U.S. and foreign military establishments, large aerospace and military contractors supplying these establishments, government agencies, and medical device manufacturers. The principal customers of the Company are the U.S. Government and DoD contractors, which are subject to federal budgetary constraints. For the fiscal year ended September 30, 1999 a U.S. Government intelligence agency accounted for 41% of the Company's total sales. For the fiscal years ended September 30, 1999 and 1998, Raytheon's Missile Systems Division accounted for 8% and 51% of the Company's total sales, respectively. For those same periods, Lockheed Martin, the U.S. Air Force and the U. S. Navy, accounted for 14% and 22%, 11% and 0%, and 1% and 11% of the Company's total sales, respectively. The loss of any of these customers could have a material adverse impact on Paravant's business.

     The Company's revenues are primarily generated from sales of its products and services to two agencies of the U.S. Government and two DoD contractors. The two agencies accounted for 41% and 11%, respectively, and the two contractors accounted for 14% and 8%, respectively, of revenues for fiscal 1999. For fiscal 1998, the two agencies were not a source of revenues as they are primarily customers of the acquired subsidiaries. For fiscal 1998, the two contractors accounted for 22% and 51%, respectively, of revenues.

     The Company's revenues are almost entirely derived from fixed price contracts, which provide that the Company perform a contract for a fixed price and assume the risk of any cost overruns. Less than 1% of the Company's revenues are derived from cost plus reimbursement contracts, which provide that the Company receive the direct and indirect costs of performance plus a negotiated profit.

     Under fixed price contracts, unexpected increases in the cost-to-develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies or other factors, are borne by the Company, and could have a material adverse effect on the Company's results of operations.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 1999 VS. SEPTEMBER 30, 1998

     Revenues for fiscal 1999 were $42,279,478, an increase of $26,771,751 or 173% over 1998 revenues of $15,507,727. This increase is primarily due to the addition of revenues from acquired operations (See Note 2 of Consolidated Financial Statements). The increase provided by the acquisition is offset in part by a reduction of approximately $2 million in the computer systems business, which is due primarily to timing of contracts, as well as changes in the composition of the current backlog.

     Gross profit was $21,438,863 in 1999, or 51% of revenues, compared to $7,900,853 or 51% in 1998, a total increase of $13,538,010 or 171%. This increase in gross profitability results primarily from the increased revenues contributed by the acquired subsidiaries, which account for $16,229,290 of gross profits. The increase provided by these subsidiaries is offset by a decrease in the computer systems gross profit of approximately $2.2 million, which is due primarily to the decrease in computer systems revenues as discussed above and the lower gross profits realized in products sales to the medical industry for the current year.

     Selling and administrative expense of $11,201,837 in 1999, increased by $5,402,987 or 93% from 1998 expense of $5,798,850. As a percentage of revenues, selling and administrative expense was 26% and 37% in 1999 and 1998, respectively. The increased selling and administrative expenses are due primarily to the addition of the acquired subsidiaries, which represent $2,281,213 of the total increase. The remaining increase is due primarily to amortization of goodwill and intangible assets.

     Income from operations grew to $10,237,026 for 1999 from $2,102,003 in 1998, an improvement of $8,135,023 or 387%. As a percentage of revenues, income from operations increased to 24% in 1999 from 14% in 1998. The improvement to income from operations overall resulted primarily from increased revenues and gross profits associated with the acquired subsidiaries, offset in part by a decrease in computer systems business and increased selling and administrative expenses as discussed above.

     Interest expense for 1999 was increased by $757,122 to $777,076 compared to $19,954 in 1998. As a percentage of revenues, interest expense increased to 2% in 1999 from less than 1% in 1998. This increase is due to an increase in outstanding credit balances required to purchase and finance the acquired operations.

     The Company's net income improved by 303% to $5,885,642 in 1999 when compared to $1,459,597 in 1998, an increase of $4,426,045 in total. Net income as a percentage of revenues was 14% in 1999 compared to 9% in 1998. The improvement in net income overall resulted primarily from increased revenues and gross profits, offset in part by increased selling and administrative expense.

QUARTERLY RESULTS

     The following table sets forth certain unaudited quarterly financial data for the eight quarters ending September 30, 1999. In the opinion of the Company's management, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The first three quarters of fiscal year 1999 reflect a reclassification between selling and administrative expenses and cost of revenues, which was not reflected in the unaudited income statements filed with the Form 10-QSB's during that period. Management has determined that this reclassification was necessary to properly reflect gross profit. There were no changes to revenues, income from operations, net income or earnings per share. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per common share data.

                                                                     FISCAL YEAR 1999
                                                           ------------------------------------
                                                             Q1       Q2        Q3        Q4
                                                             --       --        --        --
Revenues.................................................  $8,482    12,298     9,959    11,541
Cost of revenues.........................................   4,108     5,624     4,587     6,522
                                                           ------   -------   -------   -------
          Gross Profit...................................   4,374     6,674     5,372     5,019
Sales and marketing......................................     511       514       615       656
Research, development & engineering......................     635       779       628       494
General and administrative...............................   1,011     1,245       941     1,204
Amortization of goodwill & intangible assets.............     486       493       494       496
                                                           ------   -------   -------   -------
     Total selling & administrative expense..............   2,643     3,031     2,678     2,850
                                                           ------   -------   -------   -------
          Income from operations.........................   1,731     3,643     2,694     2,169
Other income (expense):
     Interest expense....................................    (247)     (240)     (203)      (87)
     Miscellaneous.......................................      59        16        60        84
                                                           ------   -------   -------   -------
          Income before income taxes.....................   1,543     3,419     2,551     2,166
Income tax expense.......................................     610     1,350     1,007       826
                                                           ------   -------   -------   -------
          Net income.....................................  $  933   $ 2,069   $ 1,544   $ 1,340
                                                           ------   -------   -------   -------
                                                           ------   -------   -------   -------
Net income per common share:
     Basic...............................................   $0.08     $0.17     $0.11     $0.08
     Diluted.............................................    0.07      0.16      0.11      0.07
Weighted average shares outstanding:
     Basic...............................................  12,253    12,300    13,837    17,470
     Diluted.............................................  12,563    13,319    14,384    18,059

                                                                     FISCAL YEAR 1998
                                                           ------------------------------------
                                                             Q1       Q2        Q3        Q4
                                                             --       --        --        --
Revenues.................................................  $3,598   $ 4,050   $ 4,170   $ 3,689
Cost of revenues.........................................   1,975     2,028     2,079     1,525
                                                           ------   -------   -------   -------
          Gross Profit...................................   1,623     2,022     2,091     2,164
Sales and marketing......................................     566       598       533       548
Research, development & engineering......................     324       412       665       303
General and administrative...............................     435       507       447       334
Amortization of goodwill & intangible assets.............      21        21        33        51
                                                           ------   -------   -------   -------
     Total selling & administrative expense..............   1,346     1,538     1,678     1,236
                                                           ------   -------   -------   -------
          Income from operations.........................     277       484       413       928
Other income (expense):
     Interest expense....................................      (6)       (5)       (4)       (4)
     Miscellaneous.......................................      28        26        23        51
                                                           ------   -------   -------   -------
          Income before income taxes.....................     299       505       432       975
Income tax expense.......................................     101       174       148       327
                                                           ------   -------   -------   -------
          Net income.....................................  $  198   $   331   $   284   $   648
                                                           ------   -------   -------   -------
                                                           ------   -------   -------   -------
Net income per common share:
     Basic...............................................   $0.03     $0.04     $0.03     $0.08
     Diluted.............................................    0.02      0.03      0.03      0.07
Weighted average shares outstanding:
     Basic...............................................   7,996     8,075     8,282     8,343
     Diluted.............................................  11,862    11,261    11,410     8,581

     The Company has at times experienced fluctuations in its quarterly results due to both seasonal and non-seasonal factors inherent in its business. These have included costs associated with uneven flows of incoming material, the level of research and development spending during any given quarter, fee recognition on development contracts in the early phases of contract performance where the financial risk is not entirely known until the contract is further along in the development cycle, the U.S. Government and the timing of contract awards. Management expects these fluctuations to continue into the future.

LIQUIDITY AND CAPITAL RESOURCES

     On April 12, 1999, the Company called for redemption of its redeemable Common Stock purchase warrants issued in connection with its initial public offering in June 1996. On April 23, 1999, the Company called for redemption of its redeemable Common Stock purchase warrants issued in connection with its August 1995 private placement offering. The redemption date for these warrants was June 8, 1999, and the redemption price was $0.0167 per warrant; the exercise price was $2.00 per share of Common Stock. Prior to the redemption date, a total of 5,125,937 warrants were exercised, resulting in net proceeds to the Company of $10,218,653 and increasing the number of shares of Common Stock outstanding to 17,544,208 as of September 30, 1999. The Company used the net proceeds it received from the exercise of the warrants (1) to reduce the indebtedness owed to the former shareholders of EDL and STL (including Messrs. Stefanko, Clifford and Schooley, directors of the Company) under promissory notes issued to them in connection with the October 1998 acquisition of EDL and STL as required by the acquisition agreement, and (2) to repay indebtedness to National City Bank ('the Bank') under the revolving line of credit described below. The remainder of the net proceeds from the exercise of the warrants are being used for general corporate purposes, including working capital requirements. The Company may also use a portion of these proceeds to fund growth through acquisition; however, no agreements for any acquisitions exist at this time.

     The Company has floating rate financing with the Bank in an amount up to $14 million under a revolving line of credit with a maturity date of December 31, 2001, convertible thereafter to five year term debt. Pursuant to the loan agreement, the rate of interest is to be determined at a rate equal to the Bank's prime rate, the federal funds or LIBOR rate plus a margin which ranges from 1.5% to 2% based on the debt to tangible net worth ratio at the beginning of the applicable LIBOR rate contract period. The Company may elect among the rates based upon conditions on the dates upon which funds are drawn. The line of credit is secured by a first security interest in accounts receivable, contract rights, inventory, equipment and other security reasonably requested by the lender. The loan agreement includes various loan covenants and restrictions of a customary nature which may, under certain circumstances, limit the ability of the Company to pay cash dividends, undertake additional acquisitions, make certain changes in the Company's management, or otherwise limit obligations undertaken by, or operations of, the Company. As of September 30, 1999, there were no borrowings outstanding under this arrangement with the Bank.

     In addition, the Company has subordinated notes, payable to each of the previous shareholders of EDL and STL, aggregating $2,462,500, as of September 30, 1999. These notes bear interest at 8%, are payable in quarterly payments which began April 1, 1999 and mature on January 1, 2002. These notes are subordinate to the rights of the Bank.

     The Company also has capital lease obligations of $119,538 at September 30, 1999. These capital lease obligations bear interest rates of 1.25% to 1.50% over the prime rate and are expected to be satisfied within two years.

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

     The Company's operating cash flow was $1,690,746 and $2,049,678 for 1999 and 1998, respectively. The reduction in the Company's operating cash flow results primarily from increases in accounts receivable, contracts in progress and inventory, offset by an increase in accounts payable.

     Net cash used by investing activities during 1999 was $9,408,530 compared with $2,249,602 in 1998. Investing activities in 1999 include $9,046,376 expended for the EDL-STL Acquisition. Capital expenditures for 1999 and 1998 were $682,841 and $732,068, respectively. Capital expenditures during 1999 were primarily for office equipment and furniture used in our expanded facilities.

     As of September 30, 1999, management believes inventory balances are not in excess of requirements for deliveries and normal minimum stocking levels.

     Generally, accounts receivable at the end of each quarter are collected within the following quarter. The Company's total outstanding accounts receivable balance of $9,168,343 at September 30, 1999 has been subsequently reduced by approximately $7,642,000 in cash collections. The Company has provided a reserve for certain older balances of $79,495. This reserve is believed to be more than sufficient to address any uncollectible balances outstanding as of September 30, 1999.

     On June 3, 1998, the Company entered into a loan agreement with an officer and director of the Company. The note receivable of $215,684 bears interest at the rate of interest then applicable for borrowings by the Company under the Company's then existing line of credit or other primary lending arrangement with its primary lender, with interest payable annually, and matures on June 3, 2003.

     As of September 30, 1999 and 1998, the Company's backlog was approximately $13.9 million and $9.9 million, respectively, consisting of firm fixed price purchase orders. All of these purchase orders are expected to generate profits within the Company's historical levels. The Company believes that the completion of the orders comprising its backlog, and any new orders which may be accepted by the Company in the future, should not result in additional liquidity pressures that cannot be addressed in a manner consistent with the Company's past practices. The Company currently expects to manufacture and deliver all of the products in backlog within the next 12 months. In addition to the firm fixed price purchase orders, the Company has $10.6 million in unfunded, deliverables from an IDIQ contract. This additional $10.6 million of products in backlog will be completed over the next 48 months.

     Although the backlog as of September 30, 1999 shows an increase over the backlog as of September 30, 1998, the prior year backlog does not include any purchase orders for the two subsidiaries purchased in the EDL-STL Acquisition, effective October 1, 1998. As previously noted, the backlog as of December 4, 1998 was approximately $21.7 million compared to the Company's current backlog of approximately $7.8 million. SEE 'BUSINESS -- BACKLOG.' This decrease in backlog may result in reduced revenues and net income for the fiscal year ending September 30, 2000.

     On November 2, 1999, the Board of Directors authorized the Company to repurchase up to 1,000,000 of its outstanding shares of Common Stock within the twelve month period following such date for a maximum purchase price, including commissions, not to exceed $3,500,000 in the aggregate. Through December 7, 1999, the Company repurchased 19,273 shares of its Common Stock for a total cost of $53,675 at an average purchase price of $2.625 per share.

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

     The Company has been engaged in an evaluation of its year 2000 readiness concerning various aspects of its business. Specifically, the Company has focused on its information technology and non-information technology systems. In addition, the Company has analyzed its production processes and products. The Company has analyzed year 2000 issues relating to third parties with whom the Company has a business relationship. The current status of the Company's efforts is as follows:

      Information Technology Systems: The Company's accounting software provider and operating system provider have advised the Company that such software is year 2000 compliant.

      Non-Information Technology Systems: Although the Company does not believe that non-information technology systems are material to its business, the Company has reviewed and tested such systems. The Company will not incur any material costs in connection with the review and testing of such systems.

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

      Suppliers: Certain products purchased by the Company are obtained from a limited group of suppliers. The Company surveyed such suppliers in 1998 and again in 1999 regarding their year 2000 status. Absent widespread difficulties affecting several major vendors, the Company does not anticipate that vendors' year 2000 issues would have a material adverse effect on the Company, because the Company believes alternative sources of supply are available for al1 required components.

      Outside Services: The Company is not currently aware of the year 2000 readiness of certain outside services companies. Any adverse effect caused by the failure of these providers to be year 2000 compliant is not currently susceptible to quantification.

      Customers: Because the customer base is expected to change from year to year, the Company is unable to predict the identity of most of its major customers in the year 2000 and thereafter. However, the Company has surveyed its significant customers as to whether the customers' computer driven payment or purchasing processes are year 2000 compliant and they have indicated they have adequate plans in place to mitigate any anticipated difficulties. A customer's year 2000 issues could cause a delay in receipt of purchase orders or in payment. If year 2000 issues are widespread among the Company's customers, the Company's revenues and cash flow could be materially affected. However, the Company has a plan in place, through the contracts department, to mitigate the potential effects of customers' year 2000 issues.

      Costs: Management has determined that the costs to implement this plan have been less than $100,000 and the Company does not anticipate any material additional costs to be incurred.

      Contingency Plan: The Company is in the final stages of developing contingency plans for the Company's significant information technology and non-information technology systems which include developing plans to deal with the possibility that some suppliers or vendors might fail to provide goods and services on a timely basis as a result of year 2000 problems. These contingency plans include the identification and/or preparation of back-up systems, suppliers and vendors.

      Paravant has completed its year 2000 effort as of September 30, 1999 in accordance with its plan.

EDL-STL ACQUISITION

     On October 8, 1998 the Company consummated the EDL-STL Acquisition effective October 1, 1998, of all of the outstanding capital stock of EDL and substantially all of the assets of STL, EDL's majority-owned subsidiary. The assets of STL were transferred to the newly formed, wholly owned subsidiary, STL of Ohio Inc. ('STL of Ohio'). EDL and STL were engaged in the business of designing, developing and producing equipment to meet U.S. and foreign government requirements. EDL, whose primary customers include the U.S. Air Force, U.S. Navy, large government prime contractors and allied military forces, specializes in designing, developing and producing avionics equipment used to modify their airborne platforms. STL, whose customers included several U.S. government agencies and government prime contractors, designed and produced digital signal processing hardware, digital switch matrices for signal routing purposes, and other products for signal enhancement and modification. Pursuant to the Acquisition Agreement the Company paid an aggregate consideration consisting of (i) $8.7 million in cash, (ii) three-year $4.8 million notes bearing interest at the rate of 8% and (iii) 3,950,000 shares of Common Stock. In connection with the Acquisition a contingent cash earn-out will be payable by the Company under specified circumstances over a period of up to five years based on combined future profits of the acquired operations. The earn-out will be recorded as additional consideration, increasing the amount of goodwill, which will be amortized over the remaining life of this asset. The cash portion of the consideration paid by the Company in connection with the Acquisition was financed under the revolving line of credit, as previously discussed.

     In connection with the Acquisition, the Board of Directors increased the size of the Board to eight members and appointed as additional members of the Board three former shareholders and directors of EDL and STL. These directors include Edward W. Stefanko, President and Chief Executive Officer of EDL, C. Hyland Schooley, President of STL of Ohio and James E. Clifford, Executive Vice President and Chief Operating Officer of STL of Ohio.

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

CAUTIONARY STATEMENT

     This Annual Report on Form 10-KSB contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include the following: the budgetary and appropriations policies of the Company's governmental customers, the competitive environment for the Company's products and services, the timing of new orders and the degree of market penetration of the Company's new products. The words 'believe,' 'estimate,' 'expect,' 'intend,' 'anticipate,' 'will,' 'could,' 'may,' and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

SUMMARY OF BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND/OR STOCK PRICE

     Our future operating results and stock price may be subject to volatility, particularly on a quarterly basis, due to the following (references to 'we,' 'us' or 'our' in this subsection refer to Paravant):

     Our success depends upon military and signal intelligence community expenditures: Most of our historical sales have been to the U.S. military, foreign allied militaries, military suppliers or the signal intelligence community. Our future success depends on the military's continued purchase of our portable computers or equipment manufactured by others which contain our devices and the signal intelligence community's continued purchase of our digital processing equipment. Many governments have attempted to reduce military expenditures for a number of reasons, including budget deficit reduction and a perceived easing of global tensions. For the past several years, the uncertain defense budget situation has caused delays in contract awards and reduced funding for various military programs. We expect that these downward trends will continue for the foreseeable future. Although to date we have generally not been adversely affected by delays in contract awards or reductions in spending, any future delays or reductions may have a material adverse effect on our business.

     Recent announcements from the U.S. Congress and DoD indicate that overall defense spending may stabilize or increase modestly; however, we cannot predict the amount or pattern of this spending. We believe that in the foreseeable future military spending on new weapon systems will continue to be restricted to research and development of military hardware already under development and to limited production of those systems. During this period, we anticipate that the U.S. military will still emphasize the upgrading, repair and extended use of older systems. Should the U.S. military alter this policy and seek full-scale production of new systems, sales of our products may decrease.

     We must comply with regulatory operational standards to expand our sales:
Our manufacturing and assembly facility and procedures in Melbourne have been certified as compliant with the quality and assurance standards of ISO-9001, an international standard promulgated by the International Organization for Standardization, a worldwide federation of standards bodies from approximately 100 countries. The European Economic Community has adopted this standard as its preferred quality standard, as has, to some degree, the Department of Defense and the FDA. The FDA has also approved us as a contract manufacturer for manufacturers of specific medical products. Our Dayton, Ohio facilities are not so certified, nor do we intend to have those facilities become ISO-certified at this time. If we fail to maintain compliance with these standards, we may be unable to expand our presence in the domestic and international military markets for ruggedized computers, which could have a material adverse effect on our direct and indirect sales to the U.S. military as well as to foreign customers. Further, if we fail to maintain FDA approval, our sales in the medical market and our ability to expand into this market could be materially and adversely affected.

     We are subject to government regulation and risks related to the terms of government contracts: As a supplier of U.S. Government agencies, we must comply with numerous regulations, including regulations governing security and contracting practices. Failure to comply with these regulations could disqualify us as a supplier of these agencies, which would have a material adverse affect on our future results of operations and financial condition.

     A significant portion of our revenues are derived from fixed-price contracts. Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies or other factors, are borne by us. We have experienced cost overruns in the past that have resulted in losses on certain contracts. There can be no assurance that we will not experience cost overruns in the future or that such overruns will not have a material adverse effect on our future results of operations and financial condition.

     As a supplier of equipment and services, directly or indirectly, to the U.S. government, we are subject to risks of dependence on government appropriations, termination of contracts without cause, contract renegotiation, and competition for the available DoD business. While we believe we do not have a material amount of our business subject to contracts with the DoD allowing renegotiation, we could become subject to these terms in the future. In addition, many of our government contracts provide the DoD the right to audit our cost records and are subject to regulations providing for price reductions if we submit inaccurate cost information. In addition, almost all of our contracts contain termination clauses which permit contract termination upon our default or for the convenience of the other contracting party. In either case, termination could adversely affect our operating results. Although we have not experienced any material contract terminations to date, there can be no assurance that such terminations will not occur in the future.

     A significant amount of our revenues comes from a few customers: Our business substantially depends on a relatively small number of customers and DoD programs. In recent fiscal years, a U.S. Government intelligence agency, Raytheon's Missile Systems Division and Lockheed Martin have accounted for a significant portion of our total sales. In addition, as of September 30, 1999, our backlog was approximately $13.9 million, consisting of firm fixed price purchase orders, 86% of which was represented by large orders from 5 customers. If we experience a loss or diminution of orders from any of these customers, our results of operations or financial condition could be materially and adversely affected. Also, in recent years prime contractors serving the defense industry have undergone consolidation. The reduction in the number of defense contractors could negatively impact on our business.

     Our quarterly results fluctuate significantly: We have experienced significant fluctuations in operating results from quarter to quarter and expects that it will continue to experience such fluctuations in the future. These fluctuations are caused by, among other factors, conditions inherent in government contracting and our business, such as the timing of cost and expense recognition for contracts and the U.S. Government contracting and budget cycles. Fluctuations in quarterly results, shortfalls in revenues or earnings from levels forecast by securities analysts, changes in estimates by analysts, competition, or announcements of extraordinary events such as acquisitions or litigation may cause the price of our Common Stock to fluctuate substantially.

     The completion of our backlog may not be profitable and could adversely effect our liquidity: The purchase orders included in our backlog may not generate profits within historical levels. In addition, the completion of the orders constituting our backlog, and any new orders which may be accepted by us, could result in additional liquidity pressures that cannot be addressed in a manner consistent with our past practices. If we fail to obtain additional purchase orders before completion of our backlog, our liquidity, results of operations and financial condition could be materially and adversely affected.

     We must develop new products and enhance current products to keep up with rapid technological change: Rapid technological advances, changes in customer requirements, and frequent new product introductions and enhancements characterize our markets. Our business requires substantial ongoing research and development efforts and expenditures, and our future success will depend in large measure on our ability to enhance our current products and develop and introduce new products that keep pace with technological developments in response to evolving customer requirements. In addition, we may misgauge market needs and introduce products that fail to gain the necessary market acceptance due to a variety of factors, including pricing. There can be no assurance that we will be able to anticipate or respond adequately to technological developments and changing customer requirements, or that new products introduced by others will not render our products or technologies noncompetitive or obsolete.

     Our sales cycle is lengthy: On the military side of our business, we often experience a lengthy sales cycle that, from beginning to end, may run for as long as five years. There are generally a number of crucial points in this cycle, including:

      identifying a product need in a military program;

      retaining the prime contractor;

      retaining the subcontractors for each element;

      assembling the elements for prototype systems;

      testing of the systems;

      funding for production runs of the systems; and

      executing the production contracts for the prime contractor and the sub-contractors.

     Not only does this cycle take a long time, but it is also susceptible to failure at each crucial point.

     In addition, we will also experience a lengthy sales cycle with respect to our medical-related computer products, primarily due to the length of time required to obtain approval of these products from the FDA. In developing programmers for implantable medical device manufacturers, we must first design each particular programmer based on the unique specifications of the particular manufacturer with respect to its implantable medical device. Once the programmer has been tested and approved by the manufacturer, the manufacturer must thereafter submit the complete implantable device, including our programmer, for FDA approval, which can take from three to eighteen months. Any delays in obtaining FDA approval for any of these devices, whether resulting from the portion of the device relating to our programmer or from the portion of the device developed by the manufacturer of the implantable device, could have a material adverse effect on our business and operations.

     Consequently, we invest heavily in time, money and manpower to obtain subcontracts for military production runs on our products and to design and implement our medical computer products. Delays in our sales cycle could materially and adversely affect our results of operations and financial condition. Further, our investments may yield no business at all or may take so long to develop that our resources are strained or other more profitable opportunities are missed.

     Our markets are highly competitive: The rugged portable computer and signal intelligence markets are highly competitive and we expect that competition will increase in the future. Some of our current and potential competitors have significantly greater technical, manufacturing, financial and marketing resources than us. We compete in the rugged portable computer business with a wide variety of computer manufacturers and repackagers. We compete in the avionics business with original aircraft manufacturers such as Sikorsky and in the signal intelligence business with the former E Systems Division of Raytheon and a specialty division of TRW. In the medical systems business, we compete with medical systems integrators and the in-house engineering groups of our customers. We compete on the basis of customization capabilities, price, performance, delivery and quality. In many situations, we are the highest-priced bidder by a large margin. For computer applications in harsh environmental and operational conditions prevail, customers are sometimes willing to pay our higher prices. However, in less demanding conditions, our computer products are at a competitive disadvantage and our sales are adversely affected. Substantial competition in any area of our business could have a material adverse effect on our future results of operations and financial condition.

     We rely on a few sub-contractors and suppliers for key components: Although we procure most of our parts and components from multiple sources or believe that these components are readily available from numerous other sources, certain components are available only from sole sources or from a limited number of sources. A number of our products contain critical components like our computer boards and the electronic circuitboards for our digital signal processing equipment. We subcontract the fabrication of our computer boards to a few third party manufacturers and the fabrication of our electronic circuitboards for our digital signal processing equipment to Catalina Research. We purchase the metal cases, hard disk drives, brackets, window panels and the keyboards for our portable computers from sole sources such as Distec, Xcel and HiTech. We also license our software from sole sources, including MicroSoft, Phoenix Technology, Magnavox and JFK Associates. Outside suppliers furnish many of the other components we use. Except for our software suppliers, we do not have written agreements with any of these subcontractors or suppliers. This reliance on a few subcontractors, sole sources and other suppliers may result in delays in deliveries and may result in quality control and production problems. During any interruption in supplies, we may have to curtail the production and sale of our computers for an indefinite period. Accordingly, any interruption, suspension or termination of component deliveries from our suppliers could have a material adverse effect on our business.

     Protection of our intellectual property is limited: We have no patent or copyright protection for our products. Our ability to compete effectively with other companies depends on our ability to maintain the proprietary nature of our technologies. We intend to rely substantially on unpatented proprietary information and know-how. Others may develop this information and know-how independently or otherwise obtain access to our technology, which could have a material adverse effect on our business.

     In addition, although we do not believe that any of our technologies infringes on the rights of others, we may face these claims in the future. Infringement claims could result in substantial costs and diversion of our resources. A claimant could obtain equitable relief preventing us from selling the allegedly infringing product. In such a case, we could attempt to obtain a license from the claimant covering the intellectual property, but the terms of that license may not be acceptable.

     Product defects could result in liability: Our products may malfunction and cause a loss of or error in data, loss of man hours, damage to, or destruction of, equipment, or delays. Consequently, we may be subject to claims if malfunctions or breakdowns occur. While we maintain product liability insurance, our coverage may not be adequate to satisfy future claims. Our sales contracts for medical products require our customers to indemnify us from or provide insurance for any claims brought against us as a result of any malfunctions in the programmable devices sold by our customers. These rights may not be adequate to satisfy future claims. Further, we may not be able to secure these provisions in future sales contracts. Liability for product malfunctions or breakdowns in excess of our insurance coverage could have a material adverse effect on our financial condition and results of operations.

     We may need additional financing: While we anticipate that our existing working capital and anticipated cash flow from operations will be sufficient to satisfy our cash requirements for at least twelve months, if our plans change or existing working capital and projected cash flow are insufficient to fund operations, we could be required to seek additional financing. Except for our current line of credit, we have no current arrangements with respect to, or sources of, additional financing. Accordingly, additional financing may not be available to us when needed on acceptable terms, or at all. If we fail to obtain additional financing, our long-term liquidity and our expansion plans could be materially and adversely affected.

     Risks associated with our acquisition strategy: We evaluate, on an ongoing basis, potential acquisitions of, or investments in, businesses that complement or expand our existing operations. We cannot assure that any future acquisitions will be successful or improve our operating results. In addition, our ability to complete acquisitions will depend on the availability of both suitable target businesses and acceptable financing. Any future acquisitions may result in a dilutive issuance of additional equity securities, the incurrence of additional debt or increased working capital requirements. Any acquisition may also result in earnings dilution, the amortization of goodwill and other intangible assets, or other charges to operations, any of which could have a material adverse effect on our business, financial condition or results of operations. Future acquisitions may divert management's attention from our operations and entail difficulties assimilating the operations, products, services and personnel of any acquired company. Although we attempt to evaluate the risks inherent in any particular acquisition, we may not properly ascertain or assess all significant risks before consummating any acquisition.

     Year 2000 compliance issues could adversely affect our business: We recognize that Year 2000 issues could result in system failures or miscalculations, resulting in disruptions of operations. We have engaged in an evaluation of the year 2000 readiness of our information technology and non-information technology systems. We believe that the worst-case year 2000 scenario for our products would require users to enter time and date information after 0100 hours on January 1 and reboot the products. Although our customer base changes from year to year, we have surveyed our primary customers regarding their year 2000 readiness. If our customers have Year 2000 compliance problems, we could face delays in receiving payments, adversely affecting our sales and cash flow. Our contracts department has developed a contingency plan to mitigate the potential effect of our customers' year 2000 problems.

     Our directors and officers can exercise control through their ownership of common stock: As of September 30, 1999, our directors and executive officers beneficially owned approximately 30.0% of our Common Stock. With the additional holdings of key employees, insiders beneficially owned approximately 40.6% of our Common Stock. Although they do not hold, in the aggregate, a majority of our common stock, their ownership enables them to substantially control the election of directors and the results of any other matters submitted to a vote of stockholders.

     Our stock price and liquidity could be adversely affected if we fail to meet the requirements of the Nasdaq National Market System: Our Common Stock is quoted on the Nasdaq National Market System. To remain listed, we must have, among other things, either

      $4,000,000 in net tangible assets, a public float of at least 750,000 shares with a market value of at least $5,000,000 and a minimum bid price of $1.00 per share; or, alternatively,

      a market capitalization of $50,000,000 or total assets and total revenues of $50,000,000 each, a public float of at least 1,100,000 shares with a market value of at least $15,000,000 and a minimum bid price of $5.00.

     If we fail to satisfy the Nasdaq National Market's maintenance criteria in the future, our common stock could be delisted. We would then seek to list its securities on the Nasdaq SmallCap Market. However, if we were unsuccessful, trading in our Common Stock would thereafter be conducted in the over-the-counter market in the so-called 'pink sheets' or the NASD's Electronic Bulletin Board. A delisting would make it more difficult to dispose of or to obtain quotations as to the price of our Common Stock.

     The issuance of preferred stock could adversely affect our stock price: Our board may issue shares of Preferred Stock, without stockholder approval, on such terms as it may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. If we issue Preferred Stock, a third party may find it more difficult to acquire, or may be discouraged from acquiring, a majority of our Common Stock, even if our stockholders believe that such an acquisition would be in their interests. This could prevent an increase or cause a decline in the price of our Common Stock

     Our stock price may continue to be volatile: The price of our common stock has fluctuated substantially since our IPO in June 1996 and may continue to do so. In addition, the stock market has experienced significant price and volume fluctuations that have affected the market prices of equity securities of many companies and that often have been unrelated or disproportionately related to the operating performance of these companies. These broad market fluctuations may adversely affect the price of our Common Stock. Following periods of volatility in stock prices, some companies have faced securities class action litigation. If we were to face this type of litigation, which often results in substantial costs and a diversion of management's attention and resources, our business, operating results and financial condition could be materially and adversely affected. In addition, there can be no assurance that an active trading market will be sustained for our Common Stock.

     We must retain qualified employees and our key executives: Our ability to execute our business plan is contingent upon successfully attracting and retaining qualified employees. While we have not experienced any significant difficulties in attracting and retaining sufficient personnel, there can be no assurance that we will continue to be successful in this area. Failure to do so could have a material adverse effect on our future results of operations and financial condition.

     We are highly dependent on the services of our key executives. The loss of the services of any of these executive officers could materially and adversely affect our business and operations. To address these concerns, we have entered into employment contracts with each of them, other than Mr. Joshi. Each employment agreement has terms expiring more than twelve months from September 30, 1999. In addition, we have prepared a preliminary management succession plan. It is expected that this plan will be finalized during fiscal 2000. We will continue to update this plan as circumstances require.

     Foreign sales entail unique risks: We derived approximately 1% and 5% of our total sales from foreign markets for the fiscal years ended September 30, 1999 and 1998. We expect that foreign sales may represent a greater portion of our revenues in the future. In addition, foreign sales of our products by both Raytheon and Lockheed Martin represent an important percentage of their sales opportunities. The following risks associated with foreign sales could materially and adversely affect our business:

      political and economic instability;

      restrictive trade policies of foreign governments;

      inconsistent product regulation by foreign agencies or governments;

      currency valuation variations;

      exchange control problems;

      imposition of product tariffs; and

      burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements.

     To date, we have transacted our foreign sales in U.S. dollars, and payments have generally been supported by letters of credit. If any future foreign sales are transacted in a foreign currency or not supported by letters of credit, we could face losses due to foreign currency fluctuations and difficulties associated with collection of accounts receivable abroad. In the event any of these risks occur, there could be a material adverse effect on our business, financial condition or results of operations.

     We have not paid and do not anticipate paying any dividends: We have not paid any dividends on our common stock and intend to follow a policy of retaining any earnings to finance the development and growth of our business. Accordingly, we do not anticipate the payment of cash dividends in the foreseeable future. However, the payment of dividends rests within the discretion of the board and will depend upon, among other things, our earnings, capital requirements, overall financial condition and any restrictions appearing in our current loan agreements.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     See the section captioned 'Election of Directors' included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on March 23, 2000, which section is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     See the section captioned 'Executive Compensation' included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on March 23, 2000, which section is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the sections captioned 'Principal Shareholders of the Company' and 'Compliance with Section 16(a) of the Securities Exchange Act' included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on March 23, 2000, which section is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the section captioned 'Certain Transactions' included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on March 23, 2000, which section is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this Annual Report on Form 10-KSB.

EXHIBIT
NUMBER                    DESCRIPTION OF DOCUMENT
------                    -----------------------
2.1    -- Acquisition Agreement by and among Paravant Computer Systems, Inc., Engineering
          Development Laboratories, Incorporated, Signal Technology Laboratories, Inc., James E.
          Clifford, Edward W. Stefanko, C. David Lambertson, C. Hyland Schooley, Peter Oberbeck and
          Leo S. Torresani (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated October 8, 1998).
 3(i)  -- Amended and Restated Articles of Incorporation as filed with the Florida Department of
          State on December 8, 1998 (incorporated by reference to Exhibit 3(i) to the Registrant's
          Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998).
 3(ii) -- Amended and Restated By-laws (incorporated by reference to exhibit 4.2 of Form 10-QSB of the quarterly period ended June 30, 1999).
 4.1A  -- Specimen Common Stock Certificate as amended November 1, 1998 (incorporated by reference to Exhibit 4.1A to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended
          September 30, 1998).
10.3B  -- Incentive Stock Option Plan, as amended June 4, 1999 (incorporated by reference to Exhibit
          10.3B to the Registrant's Quarterly Report on Form 10-QSB for the period ended June 30,
          1999).
10.32  -- Agreements Granting Special Stock Option between the Registrant and John P. Singleton dated as of June 18, 1998 (incorporated by reference to Exhibit 10.32 to the Registrant's
          Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1998).
10.33  -- Agreements clarifying Prior Grant of Stock options between the Registrant and Michael F.
          Maguire dated as of June 18, 1998 (incorporated by reference to Exhibit 10.33 to the
          Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1998).

EXHIBIT
NUMBER                    DESCRIPTION OF DOCUMENT
------                    -----------------------
10.34   -- Promissory Note to Registrant from Richard P. McNeight
           dated June 3, 1998 (incorporated by reference to Exhibit
           10.34 to the Registrant's Quarterly Report on Form 10-QSB
           for the quarterly period ended June 30, 1998).
10.35   -- Promissory Note to Registrant from UES, Inc. dated July
           2, 1998 (incorporated by reference to Exhibit 10.35 to the
           Registrant's Quarterly Report on Form 10-QSB for the
           quarterly period ended June 30, 1998). The note is
           personally guaranteed by Krishan K. Joshi.
10.36   -- Credit Agreement by Registrant with National City Bank
           (incorporated by reference to Exhibit 10.36 to the
           Registrant's Annual Report on Form 10-KSB for the fiscal
           year ended September 30, 1998).
10.37   -- Commercial Note by Registrant with National City Bank
           (incorporated by reference to Exhibit 10.37 to the
           Registrant's Annual Report on Form 10-KSB for the fiscal
           year ended September 30, 1998).
10.38   -- Employment Agreement between Paravant Computer Systems,
           Inc. and Edward W. Stefanko dated October 1, 1998
           (incorporated by reference to Exhibit 10.38 to the
           Registrant's Annual Report on Form 10-KSB for the fiscal
           year ended September 30, 1998).
10.39   -- Employment Agreement between Paravant Computer Systems,
           Inc. and C. Hyland Schooley dated October 1, 1998
           (incorporated by reference to Exhibit 10.39 to the
           Registrant's Annual Report on Form 10-KSB for the fiscal
           year ended September 30, 1998).
10.40   -- Employment Agreement between Paravant Computer Systems,
           Inc. and James E. Clifford dated October 1, 1998
           (incorporated by reference to Exhibit 10.40 to the
           Registrant's Annual Report on Form 10-KSB for the fiscal
           year ended September 30, 1998).
10.41   -- Non-Competition Agreement between Paravant Computer
           Systems, Inc. and C. Hyland Schooley dated October 1, 1998
           (incorporated by reference to Exhibit 10.41 to the
           Registrant's Annual Report on Form 10-KSB for the fiscal
           year ended September 30, 1998).
10.42   -- Subordinated Note from Paravant Computer Systems, Inc. to
           Edward W. Stefanko dated October 1, 1998 (incorporated by
           reference to Exhibit 10.42 to the Registrant's Annual
           Report on Form 10-KSB for the fiscal year ended
           September 30, 1998).
10.43   -- Subordinated Note from Paravant Computer Systems, Inc. to
           Hyland Schooley dated October 1, 1998 (incorporated by
           reference to Exhibit 10.43 to the Registrant's Annual
           Report on Form 10-KSB for the fiscal year ended
           September 30, 1998).
10.44   -- Subordinated Note from Paravant Computer Systems, Inc. to
           James E. Clifford dated October 1, 1998 (incorporated by
           reference to Exhibit 10.44 to the Registrant's Annual
           Report on Form 10-KSB for the fiscal year ended
           September 30, 1998).
10.45   -- Lease Agreement between Engineering Development
           Laboratories, Incorporated and UES, Incorporated, dated
           November 26, 1996 (as amended) (incorporated by reference
           to Exhibit 10.45 to the Registrant's Annual Report on
           Form 10-KSB for the fiscal year ended September 30, 1998).
10.46   -- Lease Agreement between Signal Technology Laboratories,
           Inc. and UES, Incorporated dated August 1, 1996 (as
           amended through October 1, 1997) (incorporated by
           reference to Exhibit 10.46 to the Registrant's Annual
           Report on Form 10-KSB for the fiscal year ended
           September 30, 1998).
10.47   -- Mutual Commitment to Build and to Lease between
           Engineering Development Laboratories, Incorporated, UES,
           Inc. and Beavercreek Enterprises dated June 5, 1998
           (incorporated by reference to Exhibit 10.47 to the
           Registrant's Annual Report on Form 10-KSB for the fiscal
           year ended September 30, 1998).
10.48   -- Mutual Commitment to Build and to Lease between Signal
           Technology Laboratories, Inc., UES, Inc. and Beavercreek
           Enterprises dated June 5, 1998 (incorporated by reference
           to Exhibit 10.48 to the Registrant's Annual Report on
           Form 10-KSB for the fiscal year ended September 30, 1998).

EXHIBIT
NUMBER                    DESCRIPTION OF DOCUMENT
------                    -----------------------
10.49   -- Non-employee Director's Stock Option Plan, as amended
           March 11, 1999 (incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-QSB for
           the period ended March 31, 1999).
10.50   -- Settlement Agreement and Release among Paravant Inc.,
           Signal Technology Laboratories, Inc. and shareholders of
           Signal Technology Laboratories, Inc. (incorporated by
           reference to Exhibit 10.46 to the Registrant's Quarterly
           Report on Form 10-QSB for the period ended March 31,
           1999).
10.51   -- Employment Agreement between Paravant Inc. and Richard P.
           McNeight (incorporated by reference to Exhibit 10.47 to
           the Registrant's Quarterly Report on Form 10-QSB for the
           period ended June 30, 1999).
10.52   -- Employment Agreement between Paravant Inc. and Kevin J.
           Bartczak (incorporated by reference to Exhibit 10.48 to
           the Registrant's Quarterly Report on Form 10-QSB for the
           period ended June 30, 1999).
10.53   -- Employment Agreement between Paravant Computer Systems,
           Inc. and William R. Craven (incorporated by reference to
           Exhibit 10.49 to the Registrant's Quarterly Report on
           Form 10-QSB for the period ended June 30, 1999).
10.54   -- Agreements Granting Special Stock Option between the
           Registrant and John P. Singleton dated as of December 15,
           1998.
11      -- Statement re: computation of per share earnings (not
           required because the relevant computation can be clearly
           determined from material contained in the financial
           statements).
21      -- Subsidiaries of Paravant Inc.
23.1    -- Independent Auditors' Consent.
27      -- Financial Data Schedule.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 1999.

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

                                          PARAVANT INC.

                                          By:        /s/ KRISHAN K. JOSHI
                                             ...................................

                                                     KRISHAN K. JOSHI,
                                              CHAIRMAN OF THE BOARD, PRESIDENT
                                                AND CHIEF EXECUTIVE OFFICER

December 14, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                 CAPACITY                       DATE
                ---------                                 --------                       ----
           /s/ KRISHAN K. JOSHI             Chairman, President, Chief Executive  December 14, 1999
 .........................................    Officer and Director (Principal
             KRISHAN K. JOSHI                 Executive Officer)

         /s/ RICHARD P. MCNEIGHT            President, Paravant Computer          December 14, 1999
 .........................................    Systems, Inc., and Director
           RICHARD P. MCNEIGHT

          /s/ WILLIAM R. CRAVEN             Vice President, Director and          December 14, 1999
 .........................................    Secretary
            WILLIAM R. CRAVEN

          /s/ KEVIN J. BARTCZAK             Vice President, Chief Financial       December 14, 1999
 .........................................    Officer, Treasurer (Principal
            KEVIN J. BARTCZAK                 Financial Officer and Principal
                                              Accounting Officer)

          /s/ JAMES E. CLIFFORD             Vice President, Mergers and           December 14, 1999
 .........................................    Acquisitions and Director
            JAMES E. CLIFFORD

          /s/ MICHAEL F. MAGUIRE            Director                              December 14, 1999
 .........................................
            MICHAEL F. MAGUIRE

          /s/ C. HYLAND SCHOOLEY            President, STL of Ohio, Inc. and      December 14, 1999
 .........................................    Director
            C. HYLAND SCHOOLEY

          /s/ JOHN P. SINGLETON             Director                              December 14, 1999
 .........................................
            JOHN P. SINGLETON

                         PARAVANT INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1999 AND 1998
                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)
                               TABLE OF CONTENTS

                                                                  PAGE
                                                                  ----
Independent Auditors' Report................................           F-2
Financial Statements:
     Consolidated Balance Sheets............................           F-3
     Consolidated Statements of Operations..................           F-4
     Consolidated Statements of Changes in Stockholders'
      Equity and Accumulated Other Comprehensive Income.....           F-5
     Consolidated Statements of Cash Flows..................           F-6
Notes to Consolidated Financial Statements..................    F-7 - F-20

                          INDEPENDENT AUDITORS' REPORT

Board of Directors:
PARAVANT INC. AND SUBSIDIARIES:

     We have audited the accompanying consolidated balance sheets of Paravant Inc. and Subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and accumulated other comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paravant Inc. and Subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          /S/ KPMG LLP

Orlando, Florida
November 9, 1999

                         PARAVANT INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1999 AND 1998

                                                                 1999          1998
                           ASSETS                                ----          ----
Current assets:
     Cash and cash equivalents..............................  $   949,414   $ 1,187,788
     Marketable securities..................................      440,109       --
     Accounts receivable, net...............................    9,168,343     4,181,193
     Employee receivables and advances......................       94,165        49,255
     Note receivable........................................      --            750,000
     Costs and estimated earnings in excess of billings on
      uncompleted contracts.................................    6,028,502       --
     Inventory, net.........................................    4,616,490     3,160,572
     Prepaid expenses.......................................      180,808        70,300
     Deferred income taxes..................................    1,290,905       482,620
                                                              -----------   -----------
          Total current assets..............................   22,768,736     9,881,728
                                                              -----------   -----------
Property, plant and equipment, net..........................    1,647,489     1,239,179
Intangible assets, net......................................    5,207,985        63,875
Demonstration pool and custom molds, net....................      641,421       252,870
Employee note receivable....................................      215,684       215,684
Other assets................................................      884,552     1,042,240
Goodwill, net...............................................   11,606,946       --
                                                              -----------   -----------
          Total assets......................................  $42,972,813   $12,695,576
                                                              -----------   -----------
                                                              -----------   -----------
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable to bank...................................  $   --        $     9,147
     Current maturities of notes payable to related
      parties...............................................      985,000       --
     Current maturities of capital lease obligations........       64,270        63,670
     Accounts payable.......................................    1,928,593       380,696
     Billings in excess of costs and estimated earnings on
      uncompleted contracts.................................    2,527,566       --
     Reserve for future losses on uncompleted contracts.....      150,000       --
     Accrued commissions....................................      553,952       524,036
     Accrued expenses.......................................    1,024,643       804,914
     Accrued incentive compensation.........................      869,176       354,806
     Income taxes payable...................................      484,117        88,414
                                                              -----------   -----------
          Total current liabilities.........................    8,587,317     2,225,683
                                                              -----------   -----------
Notes payable to related parties, net of current
  maturities................................................    1,477,500       --
Capital lease obligations, net of current maturities........       55,268        27,071
Deferred compensation.......................................      523,417       --
Deferred income taxes, net..................................      127,324       207,067
                                                              -----------   -----------
          Total liabilities.................................   10,770,826     2,459,821
                                                              -----------   -----------
Stockholders' equity:
     Preferred stock, par value $.01 per share. Authorized
      2,000,000 shares, none issued.........................      --            --
     Common stock, par value $.015 per share. Authorized
      30,000,000 shares, issued 17,581,193 and outstanding
      17,544,208 shares at September 30, 1999 and issued and
      outstanding 8,343,928 shares at September 30, 1998....      263,718       125,159
     Additional paid-in capital.............................   21,660,379     5,628,649
     Unrealized gain on available-for-sale securities.......       10,797       --
     Retained earnings......................................   10,367,589     4,481,947
                                                              -----------   -----------
                                                               32,302,483    10,235,755
     Less treasury stock , at cost, 36,985 shares...........     (100,496)      --
                                                              -----------   -----------
          Total stockholders' equity........................   32,201,987    10,235,755
                                                              -----------   -----------
Commitments and contingencies
          Total liabilities and stockholders' equity........  $42,972,813   $12,695,576
                                                              -----------   -----------
                                                              -----------   -----------

          See accompanying notes to consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                 1999          1998
                                                                 ----          ----
Revenues....................................................  $42,279,478   $15,507,727
Cost of revenues............................................   20,840,615     7,606,874
                                                              -----------   -----------
          Gross profit......................................   21,438,863     7,900,853
Sales and marketing.........................................    2,296,097     2,245,321
Research, development & engineering.........................    2,536,530     1,703,960
General and administrative..................................    4,400,561     1,723,062
Amortization of goodwill and intangible assets..............    1,968,649       126,507
                                                              -----------   -----------
     Total selling and administrative expense...............   11,201,837     5,798,850
                                                              -----------   -----------
          Income from operations............................   10,237,026     2,102,003
Other income (expense):
     Interest expense.......................................     (777,076)      (19,954)
     Interest income........................................       60,416       110,062
     Miscellaneous..........................................      159,234        17,524
                                                              -----------   -----------
          Income before income taxes........................    9,679,600     2,209,635
Income tax expense..........................................    3,793,958       750,038
                                                              -----------   -----------
          Net income........................................  $ 5,885,642   $ 1,459,597
                                                              -----------   -----------
                                                              -----------   -----------
Basic earnings per share....................................         $.42          $.18
                                                                     ----          ----
                                                                     ----          ----
Diluted earnings per share..................................         $.41          $.14
                                                                     ----          ----
                                                                     ----          ----
Weighted average number of common shares outstanding........   13,978,583     8,174,111
                                                              -----------   -----------
                                                              -----------   -----------
Weighted average number of common shares and dilutive
  potential common shares outstanding.......................   14,392,252    10,451,408
                                                              -----------   -----------
                                                              -----------   -----------

          See accompanying notes to consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   AND ACCUMULATED OTHER COMPREHENSIVE INCOME
                    YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                      COMMON STOCK                                     ACCUMULATED
                                  ---------------------   ADDITIONAL                      OTHER                       TOTAL
                                    NUMBER       PAR        PAID-IN      RETAINED     COMPREHENSIVE   TREASURY    STOCKHOLDERS'
                                  OF SHARES     VALUE       CAPITAL      EARNINGS        INCOME         STOCK        EQUITY
                                  ---------     -----       -------      --------        ------         -----        ------
Balances, September 30, 1997....   7,993,652   $119,905   $ 5,067,258   $ 3,022,350       --             --        $ 8,209,513
Exercise of underwriters'
  warrants for additional
  redeemable warrants...........      --          --           14,881       --            --             --             14,881
Exercise of warrants for
  shares........................     124,215      1,863       242,576       --            --             --            244,439
Exercise of Common Stock
  options.......................     226,061      3,391       158,285       --            --             --            161,676
Tax benefit of exercise of
  nonqualified stock options....      --          --          549,091       --            --             --            549,091
Registration costs related to
  stock options and warrants....      --          --         (403,442)      --            --             --           (403,442)
Net income......................      --          --          --          1,459,597       --             --          1,459,597
                                  ----------   --------   -----------   -----------      -------      ---------    -----------
Balances, September 30, 1998....   8,343,928   $125,159   $ 5,628,649   $ 4,481,947      $--          $  --        $10,235,755
Issuance of Common Stock for
  acquisition...................   3,950,000     59,250     5,865,750       --            --             --          5,925,000
Exercise of warrants............   5,125,937     76,889    10,141,764       --            --             --         10,218,653
Exercise of Common Stock
  options.......................     161,328      2,420       122,447       --            --             --            124,867
Receipt of treasury stock in
  cashless exercise of Common
  Stock options.................     (36,985)     --          --            --            --           (100,496)      (100,496)
Retirement of underwriter's
  warrants......................      --          --          (50,000)      --            --             --            (50,000)
Registration costs related to
  stock options and warrants....      --          --          (47,662)      --            --             --            (47,662)
Warrant redemption..............      --          --             (569)      --            --             --               (569)
Comprehensive income:
    Net income..................      --          --          --          5,885,642       --             --          5,885,642
    Unrealized gain on
      securities, net of tax....      --          --          --            --            10,797         --             10,797
                                                                                                                   -----------
Total comprehensive income......      --          --          --            --            --             --          5,896,439
                                  ----------   --------   -----------   -----------      -------      ---------    -----------
Balances, September 30, 1999....  17,544,208   $263,718   $21,660,379   $10,367,589      $10,797      $(100,496)   $32,201,987
                                  ----------   --------   -----------   -----------      -------      ---------    -----------
                                  ----------   --------   -----------   -----------      -------      ---------    -----------

Disclosure of reclassification
  amount:
    Unrealized holding gains
      arising during period.....  $   10,797
    Less: Reclassification
      adjustment for gains
      included in net income....      --
                                  ----------
    Net unrealized gains on
      securities................  $   10,797
                                  ----------
                                  ----------

          See accompanying notes to consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                  1999          1998
                                                                  ----          ----
Cash flows from operating activities:
    Net income..............................................  $  5,885,642   $ 1,459,597
    Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
         Depreciation and amortization......................     2,795,970       444,995
         Deferred income taxes..............................      (888,028)       71,890
         Increase (decrease) in cash caused by changes in:
             Accounts receivable............................    (4,762,778)      (98,278)
             Employee receivables and advances..............       (44,910)      (21,134)
             Contracts in progress..........................    (1,893,473)      --
             Inventory......................................    (1,239,772)      301,201
             Prepaid expenses...............................      (102,133)       27,285
             Other assets...................................       159,348      (171,410)
             Accounts payable...............................     1,432,633      (214,671)
             Accrued commissions............................        29,916       (46,523)
             Accrued expenses...............................      (481,262)       65,656
             Accrued incentive compensation.................       514,370        92,520
             Deferred compensation..........................       523,417       --
             Income taxes payable...........................      (238,194)      138,550
                                                              ------------   -----------
                  Net cash provided by operating
                  activities................................     1,690,746     2,049,678
                                                              ------------   -----------
Cash flows from investing activities:
    Payments for acquired subsidiaries, net of cash
     acquired...............................................    (9,046,377)      --
    Advances on notes receivable............................       --           (965,684)
    Acquisitions of property, plant and equipment...........      (683,930)     (628,778)
    Acquisitions of demonstration pool and custom molds.....       (43,911)     (103,290)
    Purchase of marketable securities.......................      (488,670)      --
    Proceeds from sale of marketable securities.............        59,358       --
    Payment of EDL acquisition costs........................       --           (551,850)
    Proceeds from collection of note receivable.............       750,000       --
                                                              ------------   -----------
                  Net cash used in investing activities.....    (9,408,530)   (2,249,602)
                                                              ------------   -----------
Cash flows from financing activities:
    Repayments on previous line of credit...................      (225,000)      --
    Repayments on notes payable to related parties..........    (2,346,647)     (110,004)
    Net repayments on capital lease obligations.............       (97,062)     (132,465)
    Proceeds from exercise of Common Stock options..........        27,697       161,676
    Proceeds from exercise of warrants......................    10,218,653       259,320
    Payments for redemption of warrants.....................          (569)      --
    Stock registration fees.................................       (47,662)     (403,442)
    Payment for retirement of underwriters' warrants........       (50,000)      --
                                                              ------------   -----------
                  Net cash provided by (used in) financing
                  activities................................     7,479,410      (224,915)
                                                              ------------   -----------
                  Net decrease in cash and cash
                  equivalents...............................      (238,374)     (424,839)
Cash and cash equivalents at beginning of year..............     1,187,788     1,612,627
                                                              ------------   -----------
Cash and cash equivalents at end of the period..............  $    949,414   $ 1,187,788
                                                              ------------   -----------
                                                              ------------   -----------
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest...........................................  $    806,143   $    19,704
                                                              ------------   -----------
                                                              ------------   -----------
         Income taxes.......................................  $  3,400,255   $   539,598
                                                              ------------   -----------
                                                              ------------   -----------
Supplemental disclosure of noncash investing and financing
  activities:
    The Company entered into capital lease agreements for
     factory and office equipment...........................  $    125,859   $    27,015
                                                              ------------   -----------
                                                              ------------   -----------
    The Company had a fair value adjustment to
     securities-available-for-sale..........................  $     10,797   $   --
                                                              ------------   -----------
                                                              ------------   -----------
    The Company entered into notes payable agreements with
     related parties totaling $4,800,000 and issued Common
     Stock totaling $5,925,000 in connection with the
     purchase business combination during the year ended
     September 30, 1999.
Supplemental disclosure of noncash financing activities:
    The Company had a tax benefit from the exercise of
     nonqualified stock options.............................  $    --        $   549,091
                                                              ------------   -----------
                                                              ------------   -----------
    The Company issued stock through a cashless exercise of
     stock options and received treasury stock..............  $     97,170   $   --
                                                              ------------   -----------
                                                              ------------   -----------

                See accompanying notes to financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1999 AND 1998

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) REPORTING ENTITY

     The accompanying consolidated financial statements of Paravant Inc. (the 'Company' or 'Paravant') include the financial statements of its wholly owned subsidiaries, Engineering Development Laboratories, Incorporated ('EDL') and STL of Ohio, Inc. ('STL of Ohio'). Intercompany transactions and accounts have been eliminated upon consolidation.

(B) BUSINESS

     The Company is engaged in the design, development, production and sale of military electronic hardware. The products include computer and communication systems, specializing in rugged, hand-held and laptop computer products with primarily military applications, airborne and avionics systems for the U.S. Department of Defense ('DoD') and electronic signal conditioning and analysis systems for foreign and domestic intelligence agencies. In addition, the Company has expanded into the medical market and now provides a line of programmers that are used to provide programming information to medical pumps and related devices.

     The principal customers of the Company are U.S. Government agencies and contractors who are subject to federal budgetary implications. The work is performed under general fixed price purchase orders and on a general production basis.

(C) CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include all highly liquid debt instruments purchased with a maturity of three months or less.

(D) MARKETABLE SECURITIES

     Marketable securities at September 30, 1999 consist of mutual funds. The Company classifies its mutual funds as available-for-sale. Available-for-sale securities are recorded at fair value.

(E) ACCOUNTS RECEIVABLE

     Management has provided an allowance for doubtful accounts receivable for $79,495 and $88,993 as of September 30, 1999 and 1998, respectively.

(F) INVENTORY

     Inventory is stated at the lower of cost or market using the weighted average cost method. The Company provides an obsolescence reserve for inventory as it becomes unusable or obsolete.

(G) DEPRECIATION AND AMORTIZATION

     The cost of property, plant and equipment is depreciated over the estimated useful lives of the related assets ranging from 5 to 7 years using the straight-line method. Intangible assets include the exclusive rights to a printed circuit board and certain software, and non-compete agreements and are being amortized over the estimated useful lives of the technology of five to ten years and the estimated lives of the non-compete agreements of eight and one-half years using the straight-line method. Demonstration pool assets are being amortized over their estimated useful lives of three years using the straight-line method. The Company also has custom molds, which are amortized over their estimated useful lives of ten years using the straight-line method. Goodwill, representing the excess of cost over the net tangible and identifiable intangible assets of the Company's wholly-owned subsidiaries, is stated at cost and is being amortized over the estimated future periods to be benefited of ten years using the straight-line method. When events and circumstances so indicate, all long-term assets, including

                         PARAVANT INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1999 AND 1998

goodwill, are assessed for recoverability based upon cash flow forecasts. This assessment is generally made on an annual basis. An impairment loss would be recorded in the period such determination is made based on the fair value of the related business.

(H) REVENUE AND COST RECOGNITION

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

     At September 30, 1999 and 1998, the Company had military computer and medical programmer product sales of $3,524,063 and $43,996, respectively, for which title had been transferred to a customer although physical product remained on Company premises at the convenience of the customer.

     Federal government contract costs, including indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency ('DCAA'). Contract revenues have been recorded in amounts that are expected to be realized upon final settlement. In management's opinion, adjustments resulting from any DCAA audit will not have a material adverse effect on the consolidated financial position or the results of operations.

     The Company allows customers to return military computers and medical programmers under warranty for up to one year for repair and accrues a reserve for future warranty costs at the time of product sales. The warranty reserve was $84,142 and $78,000 as of September 30, 1999 and 1998, respectively.

(I) INCOME TAXES

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

(J) STOCK-BASED COMPENSATION

     The Company continues to account for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ('APB') Opinion No. 25, 'Accounting for Stock Issued to Employees', and related interpretations. Compensation expense for stock options, if any, would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

     Statement of Financial Accounting Standards ('SFAS') No. 123, 'Accounting for Stock-Based Compensation', established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to continue to apply the provisions of APB Opinion No. 25 as described above, and has adopted the disclosure requirements of SFAS No. 123.

                         PARAVANT INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1999 AND 1998

(K) SEGMENT AND RELATED INFORMATION

     In June 1997, the FASB issued SFAS 131, 'Disclosures about Segments of an Enterprise and Related Information.' The standard requires that companies disclose 'operating segments' based on the way management disaggregates the company for making internal operating decisions. The Company believes that all of its material operations are part of the military electronic hardware industry and it currently reports a single industry segment.

(L) COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board ('FASB') issued SFAS 130, 'Reporting Comprehensive Income,' which established standards for reporting and display of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement were effective for fiscal years beginning after December 15, 1997. The Company's only item of other comprehensive income is unrealized gains on marketable securities, which have been reported separately in Stockholders' Equity.

(M) BASIC AND DILUTED EARNINGS PER SHARE

     Basic earnings per share for the years ended September 30, 1999 and 1998 has been computed by dividing net income by the weighted average number of common shares outstanding for the year. Diluted earnings per share for the years ended September 30, 1999 and 1998 has been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding.

     A reconciliation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share is as follows:

                                                  1999         1998
                                                  ----         ----
Basic:
     Weighted average number of common shares
       outstanding...........................  13,978,583    8,174,111
                                               ----------   ----------
                                               ----------   ----------
Diluted:
     Weighted average number of common shares
       outstanding...........................  13,978,583    8,174,111
     Dilutive stock options..................     398,834      482,065
     Dilutive warrants.......................      14,835    1,795,232
                                               ----------   ----------
                                               14,392,252   10,451,408
                                               ----------   ----------
                                               ----------   ----------

     Options to purchase 625,100 and 643,750 shares of Common Stock were excluded from the calculation of diluted earnings per share for the years ended September 30, 1999 and 1998, respectively, because their exercise prices exceeded the average market price of common shares for the period.

     Warrants to purchase 45,000 shares of Common Stock were excluded from the calculation of diluted earnings per share for the year ended September 30, 1999 because their exercise prices exceeded the average market price of common shares for the period.

(N) FINANCIAL INSTRUMENTS

     The fair values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to the short maturity of those instruments. The fair values of notes receivable, long-term debt and capital lease obligations approximate their carrying amounts

                         PARAVANT INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1999 AND 1998

because these financial instruments bear interest at borrowing rates currently available to the Company for similar issues or leases with similar terms and maturities.

(O) USE OF ESTIMATES

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

(2) ACQUISITION

     On October 8, 1998 the Company consummated a purchase business combination (the 'Acquisition'), effective October 1, 1998, of all of the outstanding Common Stock of EDL and substantially all of the assets of Signal Technology Laboratories, Inc. ('STL'), EDL's majority-owned subsidiary. Pursuant to the Acquisition Agreement the Company paid an aggregate consideration consisting of
(i) $8.7 million in cash, (ii) three-year $4.8 million notes bearing interest at the rate of 8% and (iii) 3,950,000 shares of Common Stock valued at $5,925,000. In connection with the Acquisition a contingent cash earn-out may be payable by the Company under specified circumstances over a period of up to five years based on future profits of the acquired operation. The earn-out will be recorded as additional goodwill and will be amortized over the remaining life of the asset. The cash portion of the consideration paid by the Company in connection with the Acquisition was financed using floating rate financing obtained through National City Bank in Dayton, Ohio (the 'Bank') in an amount up to $14,000,000 under a revolving line of credit with a maturity date of December 31, 2001, convertible thereafter to five year term debt. (See Notes 7 and 8).

     The aggregate purchase price of the Acquisition was approximately $20,621,400, which included related acquisition costs of approximately $1,196,400, was allocated as follows:

Goodwill...............................................   12,885,300
Non-competition agreements.............................    5,867,250
Equipment..............................................      225,300
Demonstration pool and custom molds....................      557,350
Cash...................................................      850,000
Current assets.........................................    1,960,600
Current liabilities....................................   (1,724,400)
                                                         -----------
                                                         $20,621,400
                                                         -----------
                                                         -----------

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

                                             YEARS ENDED SEPTEMBER 30
                                             -------------------------
                                                1999          1998
                                                ----          ----
Net revenues...............................  $42,279,478   $51,251,903
                                             -----------   -----------
                                             -----------   -----------
Net income.................................  $ 5,885,642   $10,376,309
                                             -----------   -----------
                                             -----------   -----------
Basic earnings per share...................         $.42          $.86
                                                    ----          ----
                                                    ----          ----


                         PARAVANT INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1999 AND 1998

(3) MARKETABLE SECURITIES

     The cost basis, gross unrealized gains, gross unrealized losses and fair value for available-for-sale securities as of September 30, 1999 were as follows:

                                                           GROSS        GROSS
                                                COST     UNREALIZED   UNREALIZED     FAIR
                                               BASIS       GAINS        LOSSES      VALUE
                                               -----       -----        ------      -----
Available-for-sale:
          Mutual Funds......................  $429,312    $10,981       $(184)     $440,109
                                              --------    -------       -----      --------
                                              --------    -------       -----      --------

(4) EMPLOYEE NOTE RECEIVABLE

     The Company holds an unsecured note receivable of $215,684 from an officer and director of the Company. The note was originated in June 1998, bears interest at the prime rate currently available under the Company's existing revolving line of credit and matures in June 2003.

(5) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Contracts in progress and advance billings on such contracts consist of the following as of September 30, 1999:

                                                            1999
                                                            ----
Costs incurred on uncompleted contracts................  $23,647,987
Estimated earnings thereon.............................   18,020,932
                                                         -----------
                                                          41,668,919
Billings to date.......................................   38,317,983
                                                         -----------
                                                         $ 3,350,936
                                                         -----------
                                                         -----------

     The above amount is included in the accompanying consolidated balance sheet under the following captions:

                                                             1999
                                                             ----
Costs and estimated earnings in excess of billings on
  uncompleted contracts.................................  $ 6,028,502
Billings in excess of costs and estimated earnings on
  uncompleted contracts.................................   (2,527,566)
Reserve for future losses on uncompleted contracts......     (150,000)
                                                          -----------
                                                          $ 3,350,936
                                                          -----------
                                                          -----------

(6) INVENTORY

     The following is a summary of inventory at September 30, 1999 and 1998:

                                                  1999         1998
                                                  ----         ----
Raw materials................................  $4,029,660   $3,142,646
Work in process..............................     754,653      394,212
Finished goods...............................     394,171       52,714
                                               ----------   ----------
                                                5,178,484    3,589,572
Reserve for obsolete inventory...............    (561,994)    (429,000)
                                               ----------   ----------
                                               $4,616,490   $3,160,572
                                               ----------   ----------
                                               ----------   ----------

                         PARAVANT INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1999 AND 1998

(7) PROPERTY, PLANT AND EQUIPMENT

     The following is a summary of property, plant and equipment at September 30, 1999 and 1998:

                                                  1999         1998
                                                  ----         ----
Office equipment.............................  $1,853,885   $1,050,343
Factory equipment............................     921,643      776,841
Leasehold improvements.......................     326,273      231,760
                                               ----------   ----------
Total costs..................................   3,101,801    2,058,944
Less accumulated depreciation................  (1,454,312)    (819,765)
                                               ----------   ----------
                                               $1,647,489   $1,239,179
                                               ----------   ----------
                                               ----------   ----------

     Depreciation and amortization expense on these assets amounted to $581,753 and $331,053 for the years ended September 30, 1999 and 1998, respectively.

(8) INTANGIBLE ASSETS

     These assets consist of exclusive rights to a printed circuit board, certain software and non-compete agreements. Cost and accumulated amortization of these assets at September 30, 1999 and 1998 are as follows:

                                    1998      ADDITIONS    DELETIONS      1999
                                    ----      ---------    ---------      ----
Cost............................  $ 302,500   $5,867,250      --       $6,169,750
Accumulated amortization........   (238,625)    (723,140)     --         (961,765)
                                  ---------   ----------   --------    ----------
                                  $  63,875   $5,144,110      --       $5,207,985
                                  ---------   ----------   --------    ----------
                                  ---------   ----------   --------    ----------

     Total amortization expense on these assets was $723,140 and $31,000 for the years ended September 30, 1999 and 1998, respectively.

(9) DEMONSTRATION POOL AND CUSTOM MOLDS

     These assets consist of equipment held in the demonstration pool and custom molds. Cost and accumulated amortization of these assets at September 30, 1999 and 1998 are as follows:

                                                   1999        1998
                                                   ----        ----
Cost..........................................  $1,081,648   $ 480,403
Accumulated amortization......................    (440,227)   (227,533)
                                                ----------   ---------
                                                $  641,421   $ 252,870
                                                ----------   ---------
                                                ----------   ---------

     Total amortization expense on these assets was $212,694 and $82,942 for the years ended September 30, 1999 and 1998, respectively.

(10) GOODWILL

     Goodwill represents the excess of cost over the net tangible and identifiable intangible assets of the Company's wholly owned subsidiaries. Cost and accumulated amortization of these assets at September 30, 1999 is as follows:

Cost...................................................  $12,885,330
Accumulated amortization...............................   (1,278,384)
                                                         -----------
                                                         $11,606,946
                                                         -----------
                                                         -----------

                         PARAVANT INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1999 AND 1998

(11) REVOLVING LINE OF CREDIT

     The Company has floating rate financing with the Bank in an amount up to $14,000,000 under a revolving line of credit with a maturity date of December 31, 2001, convertible thereafter to five-year term debt. Pursuant to the loan agreement, the rate of interest is to be determined at a rate equal to the Bank's prime rate, the federal funds or LIBOR rate plus a margin which ranges from 1.5% to 2% based on the debt to tangible net worth ratio at the beginning of the applicable LIBOR rate contract period. The Company may elect among the rates based upon conditions on the dates upon which funds are drawn. The line of credit is secured by a first security interest in accounts receivable, contract rights, inventory, equipment and other security reasonably requested by the lender. As of September 30, 1999, there were no borrowings outstanding under this line of credit.

(12) NOTE PAYABLE TO BANK

     As of September 30, 1998 the Company had a note payable to bank bearing an initial interest rate of 7.25%; interest adjusted monthly to 1.50% above the prime rate; interest and principal were due in sixty monthly installments including principal of $9,167 per payment, final payment was made in October of 1998.

(13) NOTES PAYABLE TO RELATED PARTIES

     The following is a summary of notes payable to related parties at September 30, 1999:

                                                             1999
                                                             ----
Notes payable to related parties bearing a fixed rate of
  interest of 8%; interest and principal due in
  quarterly installments including principal of
  $400,000, beginning April 1, 1999; final payment due
  January 1, 2002. These notes are subordinate to the
  revolving line of credit payable to Bank..............  $2,462,500
Less current maturities.................................    (985,000)
                                                          ----------
          Notes payable to related parties, less current
            maturities..................................  $1,477,500
                                                          ----------
                                                          ----------

(14) LEASES

     The Company is obligated under various capital leases for office equipment and building improvements. At September 30, 1999 and 1998, respectively, property, plant and equipment included net capital lease assets of $200,771 and $256,347.

     The Company also has several noncancellable operating leases. Under these arrangements, the Company leases its current office facilities at a rate of $9,461 per month. In addition, the Company leases a residential unit from a related partnership under a month-to-month lease at a rate of $1,000 per month. The Company also leases automobiles and equipment with lease terms into December of 2002. Rent expense under operating lease agreements totaled $382,858 and $147,409 for the years ended September 30, 1999 and 1998, respectively.

                         PARAVANT INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1999 AND 1998

     The following is a schedule by years of future minimum lease payments under capital and operating leases together with the present value of the net minimum lease payments for capital lease obligations as of September 30, 1999:

                                                        CAPITAL    OPERATING
YEAR ENDING SEPTEMBER 30,                                LEASES      LEASES
-------------------------                                ------      ------
2000..................................................  $ 76,376   $  461,392
2001..................................................    65,636      474,100
2002..................................................     --         393,831
2003..................................................     --         356,254
2004..................................................     --         331,003
                                                        --------   ----------
          Total minimum lease payments................   142,012   $2,016,580
                                                                   ----------
                                                                   ----------
Less amounts representing interest....................   (22,474)
                                                        --------
          Present value of net minimum lease
            payments..................................   119,538
Less current maturities...............................    64,270
                                                        --------
Capital lease obligations.............................  $ 55,268
                                                        --------
                                                        --------

(15) STOCK OPTIONS

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

     On November 22, 1994, the Company reserved 900,000 shares of Common Stock for its qualified incentive stock option plan ('qualified plan'). On March 14, 1996, the Company increased the options reserved under the qualified plan from 900,000 to 1,455,000 and on March 12, 1998, the Company increased the options reserved under the qualified plan from 1,455,000 to 2,955,000. The terms of these options provide that the options are exercisable at 33 percent per year and expire ten years after the date of grant. The qualified plan is administered by the Company's Board of Directors or a committee thereof. The qualified plan gives broad powers to the Board of Directors to administer and interpret the Plan, including the authority to select the individuals to be granted options and to prescribe the particular form and conditions of each option granted. All options are granted at an exercise price equal to the fair market value or 110 percent of the fair market value of the Company's Common Stock on the date of the grant. Awards may be granted pursuant to the qualified plan through November 22, 2004. The qualified plan may be terminated earlier by the Board of Directors at its sole discretion.

     On March 14, 1996, the Company reserved 45,000 shares under a plan to benefit the nonemployee directors under terms similar to the qualified plan ('directors nonqualified plan'). On March 12, 1998, the Company increased the options reserved under the directors nonqualified plan from 45,000 to 135,000. On March 11, 1999 the Company increased the options reserved under the directors nonqualified plan from 135,000 to 225,000 and the Company amended the plan to increase the number of shares automatically granted to the nonemployee directors on the date of the director's election to the Board and on the date of each of the Board's annual meetings thereafter. The terms of these options provide that the options are exercisable on the date of grant and expire ten years after the date of grant.

                         PARAVANT INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1999 AND 1998

The directors nonqualified plan provides that each nonemployee director be granted options to purchase 10,000 shares at the fair market value on the date of the director's election to the Board and on the date of each of the Board's annual meetings thereafter.

     On November 19, 1998, the Company granted options under its qualified plan to employees to purchase 312,400 shares of the Company's Common Stock at an exercise price of $1.938 per share which was the market price of the shares at the date of issuance. In addition, on November 19, 1998, the Company granted options under its qualified plan to one employee to purchase 25,000 shares of the Company's Common Stock at an exercise price of $2.132 per share which was 110 percent of the market price of the shares at the date of issuance.

     On December 15, 1998, the Company granted options under its qualified plan to one employee to purchase 100,000 shares of the Company's Common Stock at an exercise price of $2.338 per share which was the 110 percent of the market price of the shares at the date of issuance. In addition, on December 15, 1998, the Company granted special options one nonemployee director ('1998 special option plan') exercisable for ten years from the date of issuance for the purchase of 11,000 shares at an exercise price of $2.125 per share which was the market price of the shares at the date of issuance. Although not issued under the existing directors' nonqualified plan, the 1998 special option plan is subject to terms substantially similar to those applicable to options granted under the directors' nonqualified plan. The 1998 special options are evidenced by a stock option agreement between the Company and the director.

     On March 11, 1999, the Company granted options under its directors' nonqualified plan to its nonemployee directors to purchase 20,000 shares of the Company's Common Stock at an exercise price of $2.156 per share, which was the market price of the shares on the date of issuance.

     At September 30, 1999, there were 1,170,909 and 148,000 additional shares available for grant under the qualified plan and directors nonqualified plan, respectively. Using the Black Scholes option-pricing model, the per share weighted-average fair value of stock options granted during 1999 where exercise price equals the market price of the stock on the grant date and exercise price is greater than the market price of the stock on the grant date was $1.75 and $0.62, respectively. The per share weighted-average fair value of stock options granted during 1998 where exercise price equals the market price of the stock on the grant date and exercise price is greater than the market price of the stock on the grant date was $3.86 and $4.68, respectively.

     The following weighted average assumptions were used:

                                                          1999          1998
                                                          ----          ----
Exercise price equal to market price on grant date
     Expected risk-free interest rate................        4.52%         5.75%
     Expected life...................................   7.1 years     7.9 years
     Expected volatility.............................       116.3%        110.9%
     Expected dividend yield.........................        0.00%         0.00%
Exercise price greater than market price on grant
  date
     Expected risk-free interest rate................        4.49%         5.78%
     Expected life...................................   5.0 years     5.0 years
     Expected volatility.............................       116.9%        110.0%
     Expected dividend yield.........................        0.00%         0.00%

     The Company applies APB Opinion No. 25 in accounting for its option plans and, accordingly, no compensation cost has been recognized in the financial statements for stock options granted. Had the Company determined compensation cost based on the fair value at the grant date for its stock options

                         PARAVANT INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1999 AND 1998

under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                  1999         1998
                                                                  ----         ----
Net income          As reported..............................  $5,885,642   $1,459,597
                    Pro forma................................   5,253,854      413,014
Basic earnings per  As reported..............................        0.42         0.18
  share
                    Pro forma................................        0.38         0.34

     Pro forma net income reflects only options granted after September 30, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 3 years and compensation cost for options granted prior to October 1, 1995 is not considered.

     Stock option activity during the periods indicated is as follows:

                                                            NUMBER OF   WEIGHTED-AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                             ------      --------------
Outstanding at September 30, 1997.........................  1,169,754        $1.76
     Granted..............................................    461,500         4.13
     Exercised............................................   (226,061)         .72
     Forfeited............................................    (18,650)        4.95
                                                            ---------        -----
Outstanding at September 30, 1998.........................  1,386,543         2.68
     Granted..............................................    468,400         2.05
     Exercised............................................   (161,328)         .77
     Forfeited............................................    (11,600)        3.58
                                                            ---------        -----
Outstanding at September 30, 1998.........................  1,682,015         2.68
                                                            ---------        -----
                                                            ---------        -----

     At September 30, 1999, the range of exercise prices and weighted-average remaining contractual lives of outstanding options was $.24 to $.72 for 220,615 shares; $.73 to $.1.34 for 270,000 shares; $1.47 to $1.94 for 418,000 shares;
$2.13 to $4.25 for 413,150 shares and $4.68 to $6.00 for 360,250 shares at 4.97 years, 6.45 years, 7.57 years, 7.05 years and 5.49 years, respectively.

     At September 30, 1999 and 1998, the number of options exercisable was 914,190 and 731,711, respectively, and the weighted-average exercise price of those options was $2.37 and $1.60, respectively.

(16) WARRANTS

     In connection with the Company's initial public offering ('IPO') of Common Stock in June of 1996, the Company issued 4,830,000 warrants ('redeemable warrants') exercisable for a period of five years commencing November 30, 1997 at an exercise price of $2.00 per share, subject to adjustment in certain circumstances. The Company, at its option during the exercise period of the warrants, may redeem the warrants, after November 30, 1997, upon notice of not less than 30 days, at a price of $.0167 per warrant provided that the closing sale price of the Company's Common Stock on the Nasdaq National Market has exceeded $2.83 per share (subject to adjustment) for a period of 30 consecutive trading days. During the year ended September 30, 1998, this condition was met as the closing sale price of the Company's Common Stock exceeded $2.83 per share from December 1, 1997 through March 26, 1998 and these warrants were called on April 12, 1999. See additional discussion below.

     In addition, in connection with the IPO, the Company issued warrants to the underwriter to purchase up to 300,000 shares of Common Stock at $2.00 per share and up to 420,000 warrants to purchase redeemable warrants at $.04 per warrant. The underwriter's warrants are exercisable during

                         PARAVANT INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1999 AND 1998

the four-year period commencing June 3, 1997. As of September 30, 1999, 12,000 underwriter's warrants have been exercised, 250,000 underwriter's warrants have been retired, and 372,018 underwriter's warrants to purchase warrants have been exercised. Upon exercise, the underwriter's warrants to purchase warrants increase the number of redeemable warrants outstanding.

     In connection with the Company's bridge financing in August 1995, the Company sold to a group of investors, warrants ('bridge warrants'), to purchase 480,000 shares of Common Stock, exercisable until June 3, 2001 at an exercise price of $2.00 per share, subject to adjustment in certain circumstances. The Company, at its option during the exercise period of the bridge warrants, may redeem the bridge warrants at a price of $.0167 per bridge warrant provided that the average of the closing bid prices of the Company's Common Stock on the Nasdaq National Market has exceeded $2.00 for any consecutive 20 trading days, and then only upon written notice of not less than 30 days, given within 60 days of this period. These requirements were met and these warrants were called on April 23, 1999. See additional discussion below.

     On April 15, 1998, the Company issued warrants to The Equity Group, Inc. to purchase 45,000 unregistered shares of Common Stock. These warrants are exercisable until April 14, 2003 at an exercise price of $2.75 per share, subject to adjustment in certain circumstances. The Equity Group, Inc. is the Company's financial public relations and investor relations consultant and the warrants were issued in conjunction with the signing of a one-year contract.

     On April 12, 1999, the Company called for redemption of its redeemable Common Stock purchase warrants issued in connection with its initial public offering in June 1996. On April 23, 1999, the Company called for redemption all of its redeemable Common Stock purchase warrants issued in connection with its August 1995 private placement offering. The redemption date for these warrants was June 8, 1999, and the redemption price was $0.0167 per warrant; the exercise price was $2.00 per share of Common Stock. Prior to the redemption date, a total of 5,125,837 warrants were exercised, resulting in net proceeds to the Company of $10,218,653 and increasing the number of shares of Common Stock outstanding to 17,544,208 as of September 30, 1999. The Company used the net proceeds it received from the exercise of the warrants (1) to reduce the indebtedness owed to the former shareholders of EDL and STL (including Messrs. Stefanko, Clifford and Schooley, directors of the Company) under promissory notes issued to them in connection with the October 1998 acquisition of EDL and STL as required by the acquisition agreement, and (2) to repay indebtedness to the Bank under the revolving line of credit. The remainder of the net proceeds from the exercise of the warrants are being used for general corporate purposes, including working capital requirements. The Company may also use a portion of these proceeds to fund growth through acquisition; however, no agreements for any acquisitions exist at this time.

(17) REGISTRATION COSTS

     The Company incurred $47,662 of registration costs related to the registration of shares held by UES Inc, the shareholders of EDL and STL and the stock underlying the Equity Group warrants. These costs have been reflected as a reduction of additional paid-in capital in the accompanying financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1999 AND 1998

(18) INCOME TAXES

     The components of income tax expense (benefit) for the years ended September 30, 1999 and 1998 are as follows:

                                             CURRENT     DEFERRED      TOTAL
                                             -------     --------      -----
1999:
     Federal..............................  $4,119,391   $(749,591)  $3,369,800
     State................................     562,595    (138,437)     424,158
                                            ----------   ---------   ----------
                                            $4,681,986   $(888,028)  $3,793,958
                                            ----------   ---------   ----------
                                            ----------   ---------   ----------
1998:
     Federal..............................  $  640,691   $  61,383   $  702,074
     State................................      37,457      10,507       47,964
                                            ----------   ---------   ----------
                                            $  678,148   $  71,890   $  750,038
                                            ----------   ---------   ----------
                                            ----------   ---------   ----------

     Following is a reconciliation of the expected income tax expense computed by applying the U.S. federal income tax rate of 34% to income before income taxes and the actual income tax provision for the years ended September 30, 1999 and 1998:

                                                           1999        1998
                                                           ----        ----
Computed 'expected' tax expense.......................  $3,291,064   $751,276
Increase (decrease) in income taxes resulting from:
     State income taxes, net of federal income tax
       benefit........................................     242,532     30,125
     Nondeductible meals and entertainment expense....       9,311      3,250
     Research and experimentation credit..............      25,367      --
     Other, net.......................................     225,684    (34,613)
                                                        ----------   --------
                                                        $3,793,958   $750,038
                                                        ----------   --------
                                                        ----------   --------

     Deferred income taxes as of September 30, 1999 and 1998 reflect the impact of 'temporary differences' between amounts of assets and liabilities for financial statement purposes and such amounts as measured by tax laws. The temporary differences give rise to deferred tax assets and liabilities, which are summarized below as of September 30, 1999 and 1998:

                                                           1999        1998
                                                           ----        ----
Deferred tax liabilities:
     Capitalized costs................................  $   --       $(113,416)
     Accumulated depreciation.........................    (105,516)    (93,651)
     Other............................................     (21,808)
                                                        ----------
          Total deferred tax liabilities..............    (127,324)   (207,067)
                                                        ----------   ---------
Deferred tax assets:
     Inventory........................................     329,084     287,993
     Accrued deferred compensation....................     209,686      --
     Accrued vacation and sick leave..................     129,322      84,347
     Accrued incentive compensation...................     321,196      39,149
     Capitalized costs................................      65,731      --
     Intangible assets................................     120,002      --
     Other............................................     115,884      71,131
                                                        ----------   ---------
          Total deferred tax assets...................   1,290,905     482,620
                                                        ----------   ---------
          Total net deferred tax assets...............  $1,163,581   $ 275,553
                                                        ----------   ---------
                                                        ----------   ---------

                         PARAVANT INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1999 AND 1998

     A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of September 30, 1999 and 1998, no valuation allowance has been recognized in the accompanying financial statements for the deferred tax assets because the Company believes that sufficient future taxable income will be generated to fully utilize the benefits of these deductible amounts.

(19) RETIREMENT PLAN

     The Company has a defined contribution retirement plan covering substantially all employees who have completed 1,000 hours of service. Retirement expense incurred was $221,388 and $80,558 for the years ended September 30, 1999 and 1998, respectively.

(20) CONTINGENCIES

     In September 1996, a former Company employee filed an action against the Company and certain other defendants alleging retaliatory personnel actions instituted by the defendants against the plaintiff. The Plaintiff is seeking from the defendants an amount of $950,000 plus interest, related costs and attorneys fees. The Company has filed a motion to dismiss the plaintiff's amended complaint and intends to vigorously defend this lawsuit. Management, after consultation with counsel, is of the opinion that the ultimate resolution of this matter will not have a material adverse effect on future operations of the Company. Management has not accrued any liability relating to the tortious portion of this lawsuit, as it believes the Company will prevail. In the event a court finds in favor of the plaintiffs, additional costs will be incurred.

(21) CONCENTRATION OF CREDIT RISK

     The Company has a high concentration of sales to a few customers who accounted for 83% and 87% of revenues for the years ended September 30, 1999 and 1998, respectively. A summary of sales and accounts receivable to the customers that exceed 10% of sales or accounts receivable as of or for the years ended September 30, 1999 and 1998 are as follows:

                                                     1999                    1998
                                             ---------------------   --------------------
                                                SALES      % TOTAL     SALES      % TOTAL
                                                -----      -------     -----      -------
Customer A.................................  $17,542,370     41%     $   --        -- %
Customer B.................................    6,037,930     14       3,368,953     22
Customer C.................................    4,499,924     11          --        --
Customer D.................................    3,224,160      8       7,888,760     51
Customer E.................................    3,197,064      8          --        --
Customer F.................................      476,398      1       1,754,976     11
Customer G.................................      --         --          488,750      3

                                               ACCOUNTS               ACCOUNTS
                                              RECEIVABLE   % TOTAL   RECEIVABLE   % TOTAL
                                              ----------   -------   ----------   -------
Customer A..................................  $1,911,436     21%     $   --        -- %
Customer B..................................   3,028,160     33          33,126      1
Customer C..................................     176,726      2          --        --
Customer D..................................   1,156,300     13       2,813,017     69
Customer E..................................   1,777,404     19          --        --
Customer F..................................       8,850    --          308,482      8
Customer G..................................      --        --          431,250     11

                         PARAVANT INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 1999 AND 1998

(22) SUBSEQUENT EVENTS

     On December 3, 1999, the Company granted options under its qualified plan to employees to purchase 297,500 shares of the Company's Common Stock at an exercise price of $2.625 per share which was the market price of the shares at the date of issuance.

     On November 2, 1999, the Board of Directors authorized the Company to repurchase up to 1,000,000 of its outstanding shares of Common Stock within the twelve month period following such date for a maximum purchase price, including commissions, not to exceed $3,500,000 in the aggregate. Through December 7, 1999, the Company repurchased 19,273 shares of its Common Stock for a total cost of $53,675 at an average purchase price of $2.625 per share.