Form 10QSB
period 1999-12-31
PARAVANT INC
filed 2000-02-08
CIK 944405

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 1999

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ________ to _______
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

                                  321-727-3672
                           (Issuer's Telephone Number)

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

                   At February 3, 2000, there were outstanding
          17,562,413 shares of Common Stock, $.015 par value per share.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                  PARAVANT INC.

                                      INDEX


 PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited):

Condensed Consolidated Balance Sheet - December 31, 1999........................2

Condensed Consolidated Statements of Operations for the three months ended December 31, 1999 and 1998....................................4

Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 1999 and 1998...........................................5

Notes to Condensed Consolidated Financial Statements............................7

Item 2.  Management's Discussion and Analysis of Operations.....................10

PART II - OTHER INFORMATION

Item 5.  Other Information......................................................14

Item 6.  Exhibits and Reports on Form 8-K.......................................14

SIGNATURES......................................................................15

Index to Exhibits Filed with Form 10-QSB dated February 4, 2000.................16




                         PARAVANT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999


                                     ASSETS

                                                                        (Unaudited)

Current assets:
     Cash and cash equivalents                                          $ 4,791,703
     Marketable securities                                                  556,213
     Accounts receivable                                                  5,773,324
     Costs and estimated earnings in excess of billings on
         uncompleted contracts                                            3,487,216
     Inventory                                                            4,211,638
     Deferred income taxes                                                1,307,905
     Other current assets                                                   169,589
                                                                        -----------

         Total current assets                                            20,297,588
                                                                        -----------

Property, plant and equipment, net                                        1,570,306
Demonstration pool and custom molds, net                                    591,753
Employee note receivable                                                    215,685
Other assets                                                                962,820
Intangible assets, net                                                    5,022,219
Goodwill, net                                                            11,284,525
                                                                        -----------
         Total assets                                                   $39,944,896
                                                                        ===========



See accompanying notes to condensed consolidated financial statements

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                          (Unaudited)

Current liabilities:
     Current maturities of notes payable to related parties               $   985,000
     Current maturities of capital lease obligations                           41,192
     Accounts payable                                                       1,179,649
     Billings in excess of costs and estimated earnings on
         uncompleted contracts                                                319,870
     Reserve for future losses on uncompleted contracts                       173,927
     Accrued expenses                                                       1,393,790
     Income taxes payable                                                   1,057,277
                                                                          -----------
         Total current liabilities                                          5,150,705
                                                                          -----------
Notes payable to related parties, net of current maturities                 1,231,250
Capital lease obligations, net of current maturities                           55,268
Deferred compensation                                                         685,757
Deferred income taxes                                                         127,324
                                                                          -----------
         Total liabilities                                                  7,250,304
                                                                          -----------
Stockholders' equity:

     Preferred stock, par value $.01 per share.  Authorized
         2,000,000 shares, none issued                                         -

     Common stock, par value $.015 per share.  Authorized
         30,000,000 shares, issued 17,610,174 and outstanding
         17,516,270 shares                                                    264,154
     Additional paid-in capital                                            21,682,162
     Unrealized gain on available-for-sale securities                          10,797
     Retained earnings                                                     10,993,509
                                                                          -----------
                                                                           32,950,622

     Less treasury stock, at cost, 93,904 shares                             (256,030)
                                                                          -----------
         Total stockholders' equity                                        32,694,592
                                                                          -----------
Commitments and contingencies

         Total liabilities and stockholders' equity                       $39,944,896
                                                                          ===========

                         PARAVANT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998



                                                                1999               1998
                                                                ----               ----
                                                                       (Unaudited)


Revenues                                                       $  7,705,029         8,482,293

Cost of revenues                                                  3,691,564         4,107,869
                                                               ------------        ----------

     Gross profit                                                 4,013,465         4,374,424

Sales and marketing                                                 504,228           510,615
Research, development & engineering                                 749,665           635,306
General and administrative                                        1,037,555         1,011,063
Amortization of goodwill and intangible assets                      494,981           486,385
                                                               ------------        ----------
     Total selling and administrative expense                     2,786,429         2,643,369
                                                               ------------        ----------

         Income from operations                                   1,227,036         1,731,055

Other income (expense):
     Interest expense                                               (47,427)         (246,944)
     Interest income                                                 13,104            57,009
     Miscellaneous                                                    6,368             1,975
                                                               ------------       -----------

         Income before income taxes                               1,199,081         1,543,095

Income tax expense                                                  573,161           609,523
                                                               ------------       -----------

         Net income                                            $    625,920           933,572
                                                               ============       ===========

Basic earnings per share                                       $        .04               .08
                                                               ============       ===========

Diluted earnings per share                                     $        .03               .07
                                                               ============       ===========

Weighted average number of common shares outstanding             17,547,610        12,252,837
                                                               ============       ===========
Weighted average number of common shares and dilutive
     potential common shares outstanding                         17,989,580        12,563,376
                                                               ============       ===========



See accompanying notes to condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998



                                                                                      1999                   1998
                                                                                      ----                   ----
                                                                                            (Unaudited)

Cash flows from operating activities:
     Net income                                                                       $   625,920            933,572
     Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:

           Depreciation and amortization                                                  707,777            646,626
           Deferred income taxes                                                          (17,000)           (43,965)
           Increase (decrease) in cash caused by changes in:

             Accounts receivable                                                        3,395,019            905,905
             Contracts in progress                                                        357,517         (3,621,998)
             Inventory                                                                    404,851           (568,919)
             Other assets                                                                  27,116            288,753
             Accounts payable                                                            (748,944)         1,043,756
             Amounts due to related party                                                    -              (152,906)
             Accrued expenses                                                          (1,057,179)          (477,643)
             Deferred compensation                                                        162,340            109,911
             Income taxes payable                                                         573,161            (45,009)
                                                                                      -----------         ----------

                  Net cash provided by operating activities                             4,430,578           (981,917)
                                                                                      -----------         ----------

Cash flows from investing activities:

     Payments for acquired subsidiaries, net of cash acquired of $850,000                    -            (8,713,817)
     Purchases of marketable securities                                                  (116,104)              -
     Acquisitions of property, plant and equipment                                        (72,739)          (165,318)
     Proceeds from collection of note receivable                                               -             750,000
                                                                                      -----------         ----------

                  Net cash used in investing activities                                  (188,843)        (8,129,135)
                                                                                      -----------         ---------



                                                                    (Continued)

                         PARAVANT INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, (CONTINUED)


                                                                                        1999         1998
                                                                                        ----         ----
                                                                                           (Unaudited)


Cash flows from financing activities:
     Net proceeds on revolving line of credit                                             --        8,230,984
     Repayments on long-term debt                                                     (246,250)        (9,147)
     Payments for purchase of treasury stock                                          (150,951)          --
     Repayments on capital lease obligations                                           (23,078)       (24,985)
     Proceeds from issuance of common stock                                             20,833          1,719
     Payments for retirement of underwriters' warrants                                    --          (50,000)
                                                                                   -----------    -----------

                  Net cash provided by (used in) financing activities                 (399,446)     8,148,571
                                                                                   -----------    -----------

                  Net increase (decrease) in cash and cash equivalents               3,842,289       (962,481)

Cash and cash equivalents at beginning of the period                                   949,414      1,187,788
                                                                                   -----------    -----------

Cash and cash equivalents at end of the period                                     $ 4,791,703        225,307
                                                                                   ===========    ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:

         Interest                                                                  $    52,903        158,572
                                                                                   ===========    ===========

         Income taxes                                                              $    --            460,491
                                                                                   ===========    ===========

Supplemental disclosure of noncash investing and financing activities:

 The Company issued stock through a cashless exercise of
     stock options and received treasury stock                                     $     4,583         --
                                                                                   ===========    ===========
 The Company entered into notes payable agreements with
     related parties totaling $4,800,000 and issued
     common stock totaling $5,925,000 in connection with the
     purchase business combination during the three months
     ended December 31, 1998.



See accompanying notes to condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

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

         These condensed consolidated financial statements and footnotes should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1999 included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. The accounting principles used in preparing these condensed consolidated financial statements are the same as those described in such statements, or as discussed below.

(b)  BASIC AND DILUTED EARNINGS PER SHARE

         Basic earnings per share for the three months ended December 31, 1999 and 1998 have been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the three months ended December 31, 1999 and 1998 have been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding.

         A reconciliation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share is as follows:



                                                       Three Months Ended December 31
                                                       ------------------------------
                                                          1999                 1998
                                                          ----                 ----
        Basic:
             Weighted average number of common
             shares outstanding                          17,547,610            12,252,837
                                                        ===========            ==========
        Diluted:
             Weighted average number of common
             shares outstanding                          17,547,610            12,252,837
        Dilutive stock options                              422,458               310,359
        Dilutive warrants                                    19,512                    -
                                                        -----------            ----------

                                                         17,989,580            12,563,376
                                                        ===========            ==========


                         PARAVANT INC. AND SUBSIDIARIES

         Options and warrants to purchase 970,100 and 6,774,285 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended December 31, 1999 and 1998, respectively, because their exercise prices exceeded the average market price of common shares for the period.

 (2) ACQUISITION

         On October 8, 1998 the Company consummated a purchase business combination (the "Acquisition"), effective October 1, 1998, of all of the outstanding common stock of Engineering Development Laboratories, Incorporated, Inc. ("EDL") and substantially all of the assets of Signal Technology Laboratories, Inc. ("STL"), EDL's majority-owned subsidiary. Pursuant to the Acquisition Agreement the Company paid an aggregate consideration consisting of (i) $8.7 million in cash, (ii) three-year $4.8 million notes bearing interest at the rate of 8% and (iii) 3,950,000 shares of Common Stock. In connection with the Acquisition a contingent cash earn-out will be payable by the Company under specified circumstances over a period of up to five years based on future profits of the acquired operation. The earn-out will be recorded as additional consideration, increasing the amount of goodwill, which will be amortized over the remaining life of the asset. The cash portion of the consideration paid by the Company in connection with the Acquisition was financed using floating rate financing obtained through National City Bank in Dayton, Ohio (the "Bank") in an amount up to $14,000,000 under a revolving line of credit with a maturity date of December 31, 2001, convertible thereafter to five year term debt.

 (3) CONTRACTS

         Contracts in progress and advance billings on such contracts consist of the following as of December 31, 1999:




        Costs incurred on uncompleted contracts                 $ 8,009,534
        Estimated earnings thereon                                5,594,974
                                                                -----------
                                                                 13,604,508
        Billings to date                                        (10,611,089)
                                                                -----------
                                                                $ 2,993,419
                                                                ===========


         The above amount is included in the accompanying condensed consolidated balance sheet under the following captions:


        Costs and estimated earnings in excess
             of billings on uncompleted contracts               $ 3,487,216
        Billings in excess of costs and estimated earnings
             on uncompleted contracts                              (319,870)
        Reserve for future losses on uncompleted contracts         (173,927)
                                                                -----------
                                                                $ 2,993,419
                                                                ===========


                         PARAVANT INC. AND SUBSIDIARIES

(4)  INVENTORY

     The following is a summary of inventory at December 31, 1999:


        Raw materials                                               $ 4,100,037
        Work in process                                                 451,787
        Finished goods                                                  229,964
                                                                    -----------
                                                                      4,781,788
        Provision for obsolete inventory                               (570,150)
                                                                    -----------
                                                                    $ 4,211,638
                                                                    ===========

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 VS. DECEMBER 31, 1998

     Revenues for the quarter ended December 31, 1999 were $7,705,029, a decrease of $777,264 or 9% from the quarter ended December 31, 1998 revenues of $8,482,293. This decrease in revenues is primarily due to a decrease of approximately 30% in signal intelligence products revenue which was partially offset by an increase of approximately 24% in command, control and communications ("C3") products revenue in this quarter. Signal intelligence revenues declined due to a decrease in orders from a single, large customer. The Company expects these trends to continue through the balance of the fiscal year.

     Gross profit was $4,013,465 for the quarter ended December 31, 1999 or 52% of revenues, compared to $4,374,424 or 52% of revenues in the quarter ended December 31, 1998, a total decrease of $360,959 or 8%. This decrease in gross profitability is a direct result of the decreased revenues discussed above.

     Sales and marketing expenses of $504,228 in the quarter ended December 31, 1999 decreased by $6,387 or 1% from the quarter ended December 31, 1998 expenses of $510,615. As a percentage of revenues, sales and marketing expenses were approximately 6% in both quarters ended December 31, 1999 and 1998. Sales and marketing expense were substantially unchanged between the periods.

     Research, development and engineering expenses of $749,665 in the quarter ended December 31, 1999 increased by $114,359 or 18% from the quarter ended December 31, 1998 expenses of $635,306. As a percentage of revenues, research, development and engineering expenses were 10% and 8% in the quarters ended December 31, 1999 and 1998, respectively. The increased research, development and engineering expenses are due primarily to the Company's continued work on a large proposal.

     General and administrative expenses of $1,037,555 in the quarter ended December 31, 1999 increased by $26,492 or 3% from the quarter ended December 31, 1998 expenses of $1,011,063. As a percentage of revenues, general and administrative expenses were 13% and 12% in the quarters ended December 31, 1999 and 1998, respectively. General and administrative expense were substantially unchanged between the periods.

     Income from operations was $1,227,036 for the quarter ended December 31, 1999 compared to $1,731,055 in the quarter ended December 31, 1998, a decrease of $504,019. As a percentage of revenues, income from operations decreased to 16% in the quarter ended December 31, 1999 from 20% in the quarter ended December 31, 1998. The reduction in income from operations overall resulted primarily from decreased revenues and gross profits and increased research, development and engineering expenses as discussed above.

     Interest expense for the quarter ended December 31, 1999 was decreased by $199,517 to $47,427 compared to $246,944 in the quarter ended December 31, 1998. This decrease is due to a reduction in outstanding credit balances for the period ended December 31, 1999.

     The Company's net income was $625,920 in the quarter ended December 31, 1999 compared to $933,572 in 1998. Net income as a percentage of revenues decreased to 8% in the quarter ended December 31, 1999 from 11% in the quarter ended December 31, 1998. The reduction in net income overall resulted primarily from decreased revenues and gross profits and increased research, development and engineering expenses, as discussed above.

     The Company's basic earnings per share was $0.04 ($0.03 fully diluted) in the quarter ended December 31, 1999 compared to $0.08 ($0.07 fully diluted) in 1998. The reduction in earnings per share was due in part to the reduced net income, but was also affected by the increase in shares outstanding from the exercise of outstanding warrants following the warrant call which took place in June 1999. Basic shares outstanding increased to 17,567,610 from 12,252,837 for the three months ended December 31, 1999 and 1998, respectively, and fully diluted shares outstanding increased to 17,989,580 from 12,563,376 for the three months ended December 31, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has floating rate financing with the Bank in an amount up to $14,000,000 under a revolving line of credit with a maturity date of December 31, 2001, convertible thereafter to five year term debt. The loan agreement includes various loan covenants and restrictions of a customary nature which may, under certain circumstances, limit the ability of the Company to pay cash dividends, undertake additional acquisitions, make certain changes in the Company's management, or otherwise limit obligations undertaken by, or operations of, the Company. As of December 31, 1999, there were no borrowings outstanding under this arrangement with the Bank.

     In addition, the Company has subordinated notes, payable to each of the previous shareholders of EDL and STL, aggregating $2,216,250, as of December 31, 1999. These notes bear interest at 8%, are payable in quarterly payments which began April 1, 1999 and mature on January 1, 2002. These notes are subordinate to the rights of the Bank.

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

     The Company's operating cash flow was $4,430,578 for the three months ended December 31, 1999 compared to a $981,917 use of net cash in operating activities during the three month period ended December 31, 1998. This resulted primarily from decreases in accounts receivable, contracts in progress and inventory, offset by a decrease in accounts payable for the three months ended December 31, 1999.

     As of December 31, 1999, management believes inventory balances are not in excess of requirements for deliveries and normal minimum stocking levels.

     Generally, accounts receivable at the end of each quarter are collected within the following quarter. The Company's total outstanding accounts receivable balance of $5,773,324 at December 31, 1999 has been subsequently reduced by approximately $3,620,000 in cash collections. The Company has provided an allowance for certain older balances of $79,495. This allowance is believed to be sufficient to address any uncollectible balances outstanding as of December 31, 1999.

     On June 3, 1998, the Company entered into a loan agreement with an officer and director of the Company. The note receivable of $215,685 bears interest at the rate of interest then applicable for borrowings by the Company under the Company's then-existing line of credit or other primary lending arrangement with its primary lender, with interest payable annually, and matures on June 3, 2003.

As of December 31, 1999 and 1998, the Company's backlog was approximately $7.7 million and $26.6 million, respectively, consisting of firm fixed price purchase orders. All of these purchase orders are expected to generate profits within the Company's historical levels, and the Company believes that the completion of the orders comprising its backlog, and any new orders which may be accepted by the Company in the future, should not result in additional liquidity pressures which cannot be addressed in a manner consistent with the Company's past practices. The Company currently expects to manufacture and deliver substantially all of the products in backlog within the next 12 months. In addition to the firm fixed price purchase orders, the Company has approximately $9.4 million in unfunded deliverables from an indefinite delivery, indefinite quantity ("IDIQ") contract to be completed over the next 48 months. Approximately $2.7 million of the decrease in backlog between December 31, 1999 and 1998 is due to the Company's decision to withdraw from the medical business. The remaining difference is due primarily to an 83% reduction in firm fixed price purchase orders for signal intelligence products as of December 31, 1999 compared to 1998. This reduction in backlog may result in reduced revenues and net income for the fiscal year ending September 30, 2000.

     On November 2, 1999, the Board of Directors authorized the Company to repurchase up to 1,000,000 of its outstanding shares of common stock within the twelve month period following such date for a maximum purchase price, including commissions, not to exceed $3,500,000 in the aggregate. During the period ended December 31, 1999, the Company repurchased 55,173 shares of its common stock for a total cost of $150,951 at an average purchase price of $2.736 per share.

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

YEAR 2000 COMPLIANCE

The Company recognized that year 2000 issues could have resulted in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company engaged in an evaluation of its year 2000 readiness concerning various aspects of its business. Specifically, the Company focused on its information technology and non-information technology systems. In addition, the Company analyzed its production processes and products. The Company analyzed year 2000 issues relating to third parties with whom the Company has a business relationship. The current status of the Company's efforts as of December 31, 1999 were as follows:

         Information Technology Systems: The Company's accounting software provider and operating system provider advised the Company that such software is year 2000 compliant.

         Non-Information Technology Systems: Although the Company did not believe that non-information technology systems are material to its business, the Company reviewed and tested such systems. The Company did not incur any material costs in connection with the review and testing of such systems.

         Products: The Company's products are date sensitive. Engineering accomplished a review of Paravant products and published a list by product as to whether the product meets year 2000 readiness requirements, and if not, what must be accomplished for the product to meet these requirements. In these incidences, the worst case scenario is the product operator would, after 0001 hours January 1, 2000, enter the time and date into the product's set up and reboot the product. The Company does not believe it has any material exposure with regard to its products as a result of the year 2000 issue and as of February 4, 2000 has not received any complaints on these products.

         Suppliers: Certain products purchased by the Company are obtained from a limited group of suppliers. The Company surveyed such suppliers in 1998 and again in 1999 regarding their year 2000 status. Absent widespread difficulties affecting several major vendors, the Company did not anticipate that vendors' year 2000 issues would have a material adverse effect on the Company, and as of February 4, 2000 has not incurred any problems with suppliers.

         Outside Services: The Company was not aware of the year 2000 readiness of certain outside services companies. However, as of February 4, 2000 the Company has not incurred any problems with any outside service companies.

         Customers: Because the customer base is expected to change from year to year, the Company was unable to predict the identity of all of its major customers in the year 2000 and thereafter. However, the Company had surveyed its significant customers as to whether the customers' computer driven payment or purchasing processes were year 2000 compliant and they indicated they had adequate plans in place to mitigate any anticipated difficulties. A customer's year 2000 issues could have caused delays in receipt of purchase orders or in payment. If year 2000 issues were widespread among the Company's customers, the Company's revenues and cash flow could be materially affected. However, as of February 4, 2000 the Company has not incurred any problems with any customers.

         Costs: Management has determined that the costs to implement this plan have been less than $100,000 and the Company does not anticipate any material additional costs to be incurred.

     As of February 4, 2000, the Company has not experienced any adverse results or significant business disruptions related to the year 2000 issue. No additional spending has been required to remedy any year 2000 problems. The Company has not experienced any material effects on its business due to failures by customers, suppliers or outside service companies to address year 2000 issues. Year 2000 problems may yet arise. At this time the Company has no indications that such problems will arise, but the Company intends to continue to monitor the year 2000 issue for any problems during the current year.

SUBSEQUENT EVENT

     On January 26, 2000, the Company completed the purchase of a building and approximately 10 acres of land, which will become the new headquarters of Paravant Computer Systems, Inc. The property was purchased for $558,656 and renovations were begun immediately. The total estimated cost to complete this project is $1.5 million. Initial renovations are expected to be completed by May 2000. The Company expects financing for this project to be in accordance with it's existing banking relations.

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

PART II - OTHER INFORMATION

Item 5.  Other Information

     Ed Stefanko resigned as EDL's President and Chief Executive Officer effective January 21, 2000 for personal reasons. The Company appointed Brian Kirby as President of EDL effective January 24, 2000.


Item 6.  Exhibits and Reports on Form 8-K

(a)      EXHIBITS

         The following exhibits are filed as part of this Quarterly Report on Form 10-QSB:

3(i)     Amended and Restated Articles of Incorporation.*

4.2      Amended and Restated Bylaws.**

10.55 Lease Agreement between Beavercreek Enterprises and STL of Ohio, Inc., dated September 1, 1999.

10.56    Lease Agreement between Beavercreek Enterprises and Engineering
         Development Laboratories, Incorporated, dated September 1, 1999.

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

** Incorporated by reference from Exhibit 4.2 of the Registrant's Registration Statement on Form S-3 dated July 9, 1999.

     (b) REPORTS ON FORM 8-K:

         Form 8-K dated December 10, 1999 was filed on December 22, 1999 reporting under Item 5 the appointment of William R. Craven as President and Chief Operating Officer of the Company, effective January 1, 2000 and the resignation of Edward Stefanko from the Board of Directors, effective December 10, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        PARAVANT INC.

                        By /s/ Kevin J. Bartczak
                           ------------------------------------
                           Kevin J. Bartczak,
                        Vice President, Treasurer and Chief Financial Officer
                           (as both a duly authorized officer of Registrant and as principal financial officer of Registrant)

Date: February 4, 2000

                                  PARAVANT INC.

         INDEX TO EXHIBITS FILED WITH FORM 10-QSB DATED FEBRUARY 4, 2000

Exhibit               Description of Exhibit
-------               ----------------------

3(i)     Amended and Restated Articles of Incorporation.*

4.2      Amended and Restated Bylaws.**

10.55 Lease Agreement between Beavercreek Enterprises and STL of Ohio, Inc., dated September 1, 1999.

10.56    Lease Agreement between Beavercreek Enterprises and Engineering
         Development Laboratories, Incorporated, dated September 1, 1999.

27       Financial Data Schedule.

*        Incorporated by reference from the Registrant's Annual Report on Form
         10-KSB for the fiscal year ended September 30, 1999.

**       Incorporated by reference from Exhibit 4.2 of the Registrant's
         Registration Statement on S-3 dated July 9, 1999.