Form 10QSB
period 2000-03-31
PARAVANT INC
filed 2000-05-12
CIK 944405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2000

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

              At May 9, 2000, there were outstanding 17,498,571 shares of Common Stock, $.015 par value per share.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                  PARAVANT INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Condensed Consolidated Balance Sheet - March 31, 2000......................   2

Condensed Consolidated Statements of Operations for the three
     months ended March 31, 2000 and 1999..................................   4

Condensed Consolidated Statements of Operations for the six
     months ended March 31, 2000 and 1999..................................   5

Condensed Consolidated Statements of Cash Flows for the six months
     ended March 31, 2000 and 1999.........................................   6

Notes to Condensed Consolidated Financial Statements.......................   8

Item 2.  Management's Discussion and Analysis of Operations................  12

PART II - OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders...............  17

Item 5.  Other Information.................................................  17

Item 6.  Exhibits and Reports on Form 8-K..................................  17

SIGNATURES.................................................................  18

Index to Exhibits Filed with Form 10-QSB dated May 11, 2000................  19

                         PARAVANT INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                 March 31, 2000


                                     Assets

                                                                          (Unaudited)
Current assets:
     Cash and cash equivalents                                          $ 3,158,860
     Marketable securities                                                1,035,080
     Accounts receivable                                                  5,595,876
     Costs and estimated earnings in excess of billings on
         uncompleted contracts                                            4,231,474
     Inventories                                                          4,269,086
     Deferred income taxes                                                1,290,905
     Other current assets                                                   241,513
                                                                        -----------
         Total current assets                                            19,822,794
                                                                        -----------
Property, plant and equipment, net                                        2,593,200
Demonstration pool and custom molds, net                                    539,077
Employee note receivable                                                    215,685
Other assets                                                              1,405,821
Intangible assets, net                                                    4,836,453
Goodwill, net                                                            10,962,110
                                                                        -----------




         Total assets                                                   $40,375,140
                                                                        ===========




See accompanying notes to condensed consolidated financial statements


                      Liabilities and Stockholders' Equity

                                                                          (Unaudited)
Current liabilities:
     Current installments of notes payable to related parties           $   985,000
     Current installments of capital lease obligations                       19,200
     Accounts payable                                                     1,407,596
     Billings in excess of costs and estimated earnings on
         uncompleted contracts                                              111,531
     Provision for estimated losses on uncompleted contracts                306,151
     Accrued expenses                                                     1,433,033
                                                                        -----------
         Total current liabilities                                        4,262,511
                                                                        -----------
Notes payable to related parties, excluding current installments            959,983
Mortgage payable                                                            956,418
Capital lease obligations, excluding current installments                    55,268
Deferred compensation                                                     1,369,718
Deferred income taxes                                                       127,324
                                                                        -----------
         Total liabilities                                                7,731,222
                                                                        -----------
Stockholders' equity:
     Preferred stock, par value $.01 per share.  Authorized
         2,000,000 shares, none issued                                       -
     Common stock, par value $.015 per share.  Authorized
         30,000,000 shares, issued 17,639,975 and outstanding
         17,498,571 shares                                                  264,601
     Additional paid-in capital                                          21,711,196
     Retained earnings                                                   11,053,033
                                                                        -----------
                                                                         33,028,830
     Less treasury stock, at cost, 141,404 shares                          (384,912)
                                                                        -----------
         Total stockholders' equity                                      32,643,918
                                                                        -----------
Commitments and contingencies

         Total liabilities and stockholders' equity                     $40,375,140
                                                                        ===========

                         PARAVANT INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                For the three months ended March 31, 2000 and 1999

                                                            2000           1999
                                                            ----           ----
                                                                (Unaudited)
Revenues                                               $  7,894,805      12,297,733

Cost of revenues                                          4,472,090       5,623,911
                                                       ------------      ----------
     Gross profit                                         3,422,715       6,673,822

Sales and marketing                                         492,388         513,989
Research, development & engineering                         469,540         679,083
General and administrative                                1,341,910       1,324,045
Amortization of goodwill and intangible assets              508,181         514,375
Non-recurring expense                                       685,813            --
                                                       ------------      ----------
     Total selling and administrative expense             3,497,832       3,031,492
                                                       ------------      ----------
         Income (loss) from operations                      (75,117)      3,642,330

Other income (expense):
     Interest expense                                       (46,464)       (239,728)
     Investment income                                      232,859             712
     Miscellaneous                                            2,752          15,125
                                                       ------------      ----------
         Income before income taxes                         114,030       3,418,439

Income tax expense                                           54,506       1,350,283
                                                       ------------      ----------
         Net income                                    $     59,524       2,068,156
                                                       ============      ==========
Basic earnings per share                               $        .00             .17
                                                       ============      ==========
Diluted earnings per share                             $        .00             .16
                                                       ============      ==========
Weighted average number of common shares outstanding     17,506,124      12,299,889
                                                       ============      ==========
Weighted average number of common and equivalent
     shares outstanding                                  18,087,544      13,318,554
                                                       ============      ==========


See accompanying notes to condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                For the six months ended March 31, 2000 and 1999


                                                           2000            1999
                                                           ----            ----
                                                               (Unaudited)
Revenues                                               $ 15,599,835      20,780,026

Cost of revenues                                          8,163,655       9,731,781
                                                       ------------     -----------

     Gross profit                                         7,436,180      11,048,245

Sales and marketing                                         996,615       1,024,604
Research, development & engineering                       1,085,999       1,224,538
General and administrative                                2,499,471       2,404,033
Amortization of goodwill and intangible assets            1,016,363       1,021,685
Non-recurring expense                                       685,813            --
                                                       ------------     -----------
     Total selling and administrative expense             6,284,261       5,674,860
                                                       ------------     -----------
         Income from operations                           1,151,919       5,373,385

Other income (expense):
     Interest expense                                       (93,891)       (486,672)
     Investment income                                      245,963          47,105
     Miscellaneous                                            9,120          27,716
                                                       ------------     -----------
         Income before income taxes                       1,313,111       4,961,534

Income tax expense                                          627,667       1,959,806
                                                       ------------     -----------
         Net income                                    $    685,444       3,001,728
                                                       ============      ==========
Basic earnings per share                               $        .04             .25
                                                       ============      ==========
Diluted earnings per share                             $        .04             .24
                                                       ============      ==========
Weighted average number of common shares outstanding     17,539,163      12,276,104
                                                       ============      ==========
Weighted average number of common and equivalent
     shares outstanding                                  18,043,873      12,701,185
                                                       ============      ==========


See accompanying notes to condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                 For the six months ended March 31, 2000 and 1999

                                                                         2000           1999
                                                                         ----           ----
                                                                            (Unaudited)
Cash flows from operating activities:
     Net income                                                      $   685,444      3,001,728
     Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
           Depreciation and amortization                               1,406,959      1,155,363
           Loss on sale of fixed assets                                      206           --
           Increase in marketable securities (including unrealized
                appreciation of $221,297)                               (605,767)          --
           Non-recurring expense                                         685,813
           Increase (decrease) in cash caused by changes in:
             Accounts receivable                                       3,572,467      1,635,951
             Amounts due from related party                                 --       (2,281,902)
             Contracts in progress                                      (462,856)    (6,438,901)
             Inventory                                                   347,404     (1,888,275)
             Other assets                                               (358,541)       300,089
             Accounts payable                                           (520,997)     1,194,818
             Accrued expenses                                         (1,147,744)      (177,265)
             Deferred compensation                                       524,059        213,037
             Income taxes payable                                       (717,879)        96,259
                                                                      -----------    -----------
                  Net cash provided (used) by operating activities     3,408,568     (3,189,098)
                                                                      -----------    -----------
Cash flows from investing activities:
     Payments for acquired subsidiaries, net of cash acquired               --       (8,989,332)
     Acquisitions of property, plant and equipment                    (1,366,335)      (165,317)
     Proceeds from sale of property, plant and equipment                   2,900           --
     Proceeds from collection of note receivable                            --          750,000
                                                                      -----------    -----------
                  Net cash used in investing activities               (1,363,435)    (8,404,649)
                                                                      -----------    -----------

                                                                     (Continued)

                         PARAVANT INC. AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows, (Continued)

                                                                              2000           1999
                                                                              ----           ----
                                                                                  (Unaudited)
Cash flows from financing activities:
     Net proceeds on revolving line of credit                                   --       10,838,016
     Repayments on long-term debt                                           (517,516)        (9,147)
     Proceeds on mortgage payable                                            956,418           --
     Payments for purchase of treasury stock                                (279,832)          --
     Repayments on capital lease obligations                                 (45,070)       (42,258)
     Proceeds from issuance of common stock                                   50,314          1,719
     Proceeds from exercise of warrants                                         --              200
     Stock registration fees                                                    --          (22,440)
     Payments for retirement of underwriters' warrants                          --          (50,000)
                                                                         -----------     ----------
                  Net cash provided by financing activities                  164,313     10,716,090
                                                                         -----------     ----------
                  Net increase (decrease) in cash and cash equivalents     2,209,446       (877,657)

Cash and cash equivalents at beginning of the period                         949,414      1,187,788
                                                                         -----------     ----------

Cash and cash equivalents at end of the period                           $ 3,158,860        310,131
                                                                         ===========     ==========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
         Interest                                                        $   106,600        296,512
                                                                         ===========     ==========
         Income taxes                                                    $ 1,422,000      1,500,355
                                                                         ===========     ==========

Supplemental disclosure of noncash investing and financing
     activities:
     The Company issued stock through a cashless exercise of
         stock options and received treasury stock                       $     4,583           --
                                                                         ===========     ==========
     The Company entered into notes payable agreements with
         related parties totaling $4,800,000 and issued common
         stock totaling $5,925,000 in connection with the purchase
         business combination during the three months ended
         December 31, 1998


See accompanying notes to condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                             March 31, 2000 and 1998

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

(b) Basic and Diluted Earnings Per Share

     Basic earnings per share for the three and six months ended March 31, 2000 and 1999 have been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the three and six months ended March 31, 2000 and 1999 have been computed by dividing net income by the weighted average number of common and equivalent shares outstanding.

     A reconciliation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share is as follows:


                                                                                  Three Months Ended March 31
                                                                                  ---------------------------
                                                                                  2000                   1999
                                                                                  ----                   ----
        Basic:
             Weighted average number of common
                 shares outstanding                                             17,506,124            12,299,889
                                                                                ==========            ==========
        Diluted:
             Weighted average number of common
                 shares outstanding                                             17,539,163            12,299,889
             Dilutive stock options                                                545,711               439,163
             Dilutive warrants                                                      35,708               579,502
                                                                                ----------            ----------
                                                                                18,087,544            13,318,554
                                                                                ==========            ==========


                         PARAVANT INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements-(Continued)




                                                                                   Six Months Ended March 31
                                                                                   -------------------------
                                                                                   2000                  1999
                                                                                   ----                  ----
        Basic:
             Weighted average number of common
             shares outstanding                                                 17,539,163            12,276,104
                                                                                ==========            ==========
        Diluted:
             Weighted average number of common
                 shares outstanding                                             17,539,163            12,276,104
             Dilutive stock options                                                477,505               371,484
             Dilutive warrants                                                      27,205                53,597
                                                                                ----------            ----------
                                                                                18,043,873            12,701,185
                                                                                ==========            ==========


     Options and warrants to purchase 620,017 and 684,872 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2000 and 1999, respectively, because their exercise prices exceeded the average market price of common shares for the period. Options and warrants to purchase 647,017 and 834,410 shares of common stock were excluded from the calculation of diluted earnings per share for the six months ended March 31, 2000 and 1999, respectively, because their exercise prices exceeded the average market price of common shares for the period.

(c) Change in Accounting Estimate

     During the quarter ended March 31, 2000, the Company made a change in accounting estimate totaling $150,000 ($77,250 after tax) due to a change in the estimated useful life of certain tooling and engineering assets related to the Company's medical products. The Company will reach the end of the estimated useful life of these assets with the completion of their last remaining medical contract in the third quarter of 2000.

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

                         PARAVANT INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements-(Continued)


 (3) Contracts

     Contracts in progress and advance billings on such contracts consist of the following as of March 31, 2000:

        Costs incurred on uncompleted contracts                                                  $ 7,966,016
        Estimated earnings thereon                                                                 1,969,229
                                                                                                 -----------
                                                                                                   9,935,245
        Billings to date                                                                          (6,121,453)
                                                                                                 -----------
                                                                                                 $ 3,813,792
                                                                                                 ===========


     The above amount is included in the accompanying condensed consolidated balance sheet under the following captions:

        Costs and estimated earnings in excess of billings on
             uncompleted contracts                                                               $ 4,231,474
        Billings in excess of costs and estimated earnings
             on uncompleted contracts                                                               (111,531)
        Provision for estimated losses on uncompleted contracts                                     (306,151)
                                                                                                 -----------
                                                                                                 $ 3,813,792
                                                                                                 ===========

(4) Inventories

     The following is a summary of inventories as of March 31, 2000:

        Raw materials                                                                            $ 4,003,881
        Work in process                                                                              483,292
        Finished goods                                                                               202,063
                                                                                                 -----------
                                                                                                   4,689,236
        Provision for obsolete inventory                                                            (420,150)
                                                                                                 -----------
                                                                                                 $ 4,269,086
                                                                                                 ===========

                         PARAVANT INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements-(Continued)

(5) Property, Plant and Equipment

     The following is a summary of property, plant and equipment as of March 31, 2000:

        Land                                                                                       $  420,330
        Office equipment                                                                            1,873,401
        Factory equipment                                                                             544,535
        Leasehold improvements                                                                        329,098
        Construction-in-progress                                                                      666,114
                                                                                                  -----------
                                                                                                    3,833,478
        Accumulated depreciation                                                                   (1,240,278)
                                                                                                  -----------
                                                                                                  $ 2,593,200
                                                                                                  ===========


PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations

Three Months ended March 31, 2000 vs. March 31, 1999

     Revenues for the quarter ended March 31, 2000 were $7,894,805, a decrease of $4,402,928 or 36% from the quarter ended March 31, 1999 revenues of $12,297,733. This decrease in revenues was primarily due to a decrease of approximately 70% in signal intelligence products revenue which was partially offset by an increase of approximately 66% in command, control, communications and computers ("C4") products revenue in this quarter.

     Gross profit was $3,422,715 for the quarter ended March 31, 2000 or 43% of revenues, compared to $6,673,822 or 54% of revenues in the quarter ended March 31, 1999, a total decrease of $3,251,107 or 49%. This decrease in gross profitability was primarily a result of the decreased revenues and related product mix discussed above. In addition, the Company made a change in accounting estimate totaling $150,000 due to a change in the estimated useful life of certain tooling and engineering assets related to the Company's medical products. The Company will reach the end of the estimated useful life of these assets with the completion of their last remaining medical contract in the third quarter of 2000.

     Sales and marketing expenses of $492,388 for the quarter ended March 31, 2000 decreased by $21,601 or 4% from the quarter ended March 31, 1999 expenses of $513,989. Sales and marketing expenses were substantially unchanged between the periods. As a percentage of revenues, sales and marketing expenses were approximately 6% and 4% in the quarters ended March 31, 2000 and 1999, respectively.

     Research, development and engineering expenses of $469,540 in the quarter ended March 31, 2000 decreased by $209,543 or 31% from the quarter ended March 31, 1999 expenses of $679,083. As a percentage of revenues, research, development and engineering expenses were 6% in both quarters ended March 31, 2000 and 1999. The decreased research, development and engineering expenses were due primarily to the Company's completion of work on a large proposal, which was subsequently awarded to the Company and resulted in all additional development expenses being charged directly to the contract.

     General and administrative expenses of $1,341,910 for the quarter ended March 31, 2000 increased by $17,865 or 1% from the quarter ended March 31, 1999 expenses of $1,324,045. As a percentage of revenues, general and administrative expenses were 17% and 11% for the quarters ended March 31, 2000 and 1999, respectively. The general and administrative expenses increase was due primarily to an increase in amounts due under deferred compensation arrangements. The deferred compensation arrangements are related to the Company's investment in marketable securities whereby increases or decreases in the fair value of these investments have a corresponding increase or decrease in deferred compensation. Accordingly, there is no effect on income before taxes.

     Non-recurring expense was $685,813 for the quarter ended March 31, 2000 compared to $0 for the quarter ended March 31, 1999. The non-recurring expense relates to the amendment and/or separation negotiations related to certain employment agreements during the quarter ended March 31, 2000.

     Income (loss) from operations was ($75,117) for the quarter ended March 31, 2000 compared to $3,642,330 in the quarter ended March 31, 1999, a decrease of $3,717,447. As a percentage of revenues, The loss from operations for the quarter ended March 31, 2000 was a negative 1% of revenues compared to the income from operations for the quarter ended March 31, 1999 which was 30% of revenues. The reduction in income from operations overall resulted primarily from decreased revenues and gross profits, and the non-recurring expense as discussed above.

     Interest expense for the quarter ended March 31, 2000 was decreased by $193,264 to $46,464 compared to $239,728 in the quarter ended March 31, 1999. This decrease was due to a reduction in outstanding credit balances for the period ended March 31, 2000.

     Investment income for the quarter ended March 31, 2000 increased by $232,147 to $232,859 compared to $712 for the quarter ended March 31, 1999. This increase was due to the recognition of the increase in fair value of the Company's marketable securities, classified as trading securities, of $221,297, which are associated with the Company's deferred compensation plan, as discussed above under general and administrative expenses.

     The Company's net income was $59,524 in the quarter ended March 31, 2000 compared to $2,068,156 in 1999. Net income as a percentage of revenues decreased to 1% in the quarter ended March 31, 2000 from 17% in the quarter ended March 31, 1999. The reduction in net income overall resulted from decreased revenues and gross profits and the non-recurring expense, as discussed above.

     The Company's basic earnings per share were $0.00 ($0.00 diluted) in the quarter ended March 31, 2000 compared to $0.17 ($0.16 diluted) in 1999. The reduction in earnings per share was due in part to the reduced net income, but was also affected by the increase in shares outstanding from the exercise of outstanding warrants following the warrant call which took place in June 1999. Basic shares outstanding increased to 17,506,124 from 12,299,889 for the three months ended March 31, 2000 and 1999, respectively, and fully diluted shares outstanding increased to 18,087,544 from 13,318,554 for the three months ended March 31, 2000 and 1999, respectively.

Six Months ended March 31, 2000 vs. March 31, 1999

     Revenues for the six months ended March 31, 2000 were $15,599,835, a decrease of $5,180,191 or 25% from the six months ended March 31, 1999 revenues of $20,780,026. This decrease in revenues was primarily due to a decrease of approximately 56% in signal intelligence products revenue which was partially offset by an increase of approximately 41% in C4 products revenue in this six months.

     Gross profit was $7,436,180 for the six months ended March 31, 2000 or 48% of revenues, compared to $11,048,245 or 51% of revenues in the six months ended March 31, 1999, a total decrease of $3,612,065 or 33%. This decrease in gross profitability was a direct result of the decreased revenues and the related product mix, as discussed above. In addition, the Company made a change in accounting estimate totaling $150,000 due to a change in the estimated useful life of certain tooling and engineering assets related to the Company's medical products. The Company will reach the end of the estimated useful life of these assets with the completion of their last remaining medical contract in the third quarter of 2000.

     Sales and marketing expenses of $996,615 for the six months ended March 31, 2000 decreased by $27,989 or 3% from the six months ended March 31, 1999 expenses of $1,024,604. Sales and marketing expense were substantially unchanged between the periods. As a percentage of revenues, sales and marketing expenses were approximately 6% and 5% in the six months ended March 31, 2000 and 1999, respectively.

     Research, development and engineering expenses of $1,085,999 for the six months ended March 31, 2000 decreased by $138,539 or 11% from the six months ended March 31, 1999 expenses of $1,224,538. As a percentage of revenues, research, development and engineering expenses were 7% and 6% in the six months ended March 31, 2000 and 1999, respectively. The decreased research, development and engineering expenses were due primarily to the Company's completion of work on a large proposal during the quarter ended March 31, 2000, which was subsequently awarded to the Company.

     General and administrative expenses of $2,499,471 in the six months ended March 31, 2000 increased by $95,438 or 4% from the six months ended March 31, 1999 expenses of $2,404,033. As a percentage of revenues, general and administrative expenses were 16% and 12% in the six months ended March 31, 2000 and 1999, respectively. The general and administrative expenses increase was due primarily to an increase in amounts due under deferred compensation arrangements. The deferred compensation arrangements are related to the Company's investment in marketable securities whereby increases or decreases in the fair value of these investments have a corresponding increase or decrease in deferred compensation. Accordingly, there is no effect on income before taxes.

     Income from operations was $1,151,919 for the six months ended March 31, 2000 compared to $5,373,385 for the six months ended March 31, 1999, a decrease of $4,221,466. As a percentage of revenues, income from operations decreased to 7% for the six months ended March 31, 2000 from 24% for the six months ended March 31, 1999. The reduction in income from operations overall resulted primarily from decreased revenues and gross profits, increased general and administrative expenses and non-recurring expense as discussed above.

     Interest expense for the six months ended March 31, 2000 decreased by $392,781 to $93,891 compared to $486,672 for the six months ended March 31, 1999. This decrease was due to a reduction in outstanding credit balances for the six months ended March 31, 2000.

     Investment income for the six months ended March 31, 2000 increased by $198,858 to $245,963 compared to $47,106 for the quarter ended March 31, 1999. This increase was due to the recognition of the increase in fair value of the Company's marketable securities classified as trading securities of $221,297, which are associated with the Company's deferred compensation plan, as discussed above under general and administrative expenses.

     The Company's net income was $685,444 for the six months ended March 31, 2000 compared to $3,001,728 for the six months ended March 31, 1999. Net income as a percentage of revenues decreased to 4% in the six months ended March 31, 2000 from 14% in the six months ended March 31, 1999. The reduction in net income overall resulted primarily from decreased revenues and gross profits and the non-recurring expense, as discussed above.

     The Company's basic earnings per share were $0.04 ($0.04 diluted) for the six months ended March 31, 2000 compared to $0.25 ($0.24 diluted) for 1999. The reduction in earnings per share was due in part to the reduced net income, but was also affected by the increase in shares outstanding from the exercise of outstanding warrants following the warrant call which took place in June 1999. Basic shares outstanding increased to 17,539,163 from 12,276,104 for the six months ended March 31, 2000 and 1999, respectively, and diluted shares outstanding increased to 18,043,873 for the six months ended March 31, 2000 from 12,701,185 for the six months ended March 31, 1999.

Liquidity and Capital Resources

     The Company has floating rate financing with National City Bank (the "Bank") in an amount up to $18,000,000 under a revolving line of credit with a maturity date of December 31, 2001, convertible thereafter to five year term debt. The loan agreement includes various loan covenants and restrictions of a customary nature which may, under certain circumstances, limit the ability of the Company to pay cash dividends, undertake additional acquisitions, make certain changes in the Company's management, or otherwise limit obligations undertaken by, or operations of, the Company. As of March 31, 2000, there were no borrowings outstanding under this arrangement with the Bank.

     In addition, the Company has subordinated notes, payable to each of the previous shareholders of EDL and STL, aggregating $1,944,983, as of March 31, 2000. These notes bear interest at 8%, are payable in quarterly payments which began April 1, 1999 and mature on January 1, 2002. These notes are subordinate to the rights of the Bank.

     The Company incurred $666,114 of costs, including capitalized interest of $5,071, related to the acquisition and initial build-out of a new manufacturing facility in Melbourne, acquired during the quarter ended March 31, 2000. The Company expects the total costs to be approximately $1.6 million for the first phase and the initial build-out to be complete by the quarter ended June 30, 2000. The acquisition of the land and building amounted to $558,655. The acquisition and subsequent build-out was financed by a mortgage note payable with First Union National Bank ("First Union"). The mortgage note payable provides up to $3,200,000 with a variable interest rate based on the one month LIBOR plus 1.65%. Payments of interest only will be made through December 2001 after which monthly payments of principal and interest will be made until note matures on December 1, 2016.

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

     The Company's operating cash flow was $3,408,568 for the six months ended March 31, 2000 compared to a $3,189,098 use of net cash in operating activities during the six month period ended March 31, 1999. This resulted primarily from decreases in accounts receivable and inventory, offset by decreases in accounts payable and accrued expenses for the six months ended March 31, 2000.

     As of March 31, 2000, management believes inventory balances are not in excess of requirements for deliveries and normal minimum stocking levels.

     Generally, accounts receivable at the end of each quarter are collected within the following quarter. The Company's total outstanding accounts receivable balance of $5,595,876 at March 31, 2000 has been subsequently reduced by approximately $3,665,334 in cash collections. The Company has provided an allowance for certain older balances of $66,962. This allowance is believed to be sufficient to address any uncollectible balances outstanding as of March 31, 2000.

     On June 3, 1998, the Company entered into a loan agreement with an officer and director of the Company. The note receivable of $215,685 bears interest at the rate of interest then applicable for borrowings by the Company under the Company's then-existing line of credit or other primary lending arrangement with its primary lender, with interest payable annually, and matures on June 3, 2003.

  As of March 31, 2000 and 1999, the Company's backlog was approximately $17.3 million and $18.8 million, respectively, consisting of firm fixed price purchase orders. These purchase orders are expected to generate profits, and the Company believes that the completion of the orders comprising its backlog, and any new orders which may be accepted by the Company in the future, should not result in additional liquidity pressures which cannot be addressed in a manner consistent with the Company's past practices. The Company currently expects to manufacture and deliver substantially all of the products in backlog within the next 12 months. In addition to the firm fixed price purchase orders, the Company has approximately $7.9 million in unfunded deliverables from an indefinite delivery, indefinite quantity ("IDIQ") contract to be completed over the next 48 months.

     On November 2, 1999, the Board of Directors authorized the Company to repurchase up to 1,000,000 of its outstanding shares of common stock within the twelve month period following such date for a maximum purchase price, including commissions, not to exceed $3,500,000 in the aggregate. During the six months ended March 31, 2000, the Company repurchased 102,673 shares of its common stock for a total cost of $384,914 at an average purchase price of $2.72 per share.

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

Part II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Shareholders of the Company (the "Annual Meeting") was held on March 23, 2000. At the Annual Meeting, the shareholders of the Company voted upon the election of seven directors, and all seven nominees were elected, with the votes being cast as follows:

Name                           Number of Votes For             Number of Votes Withheld
----                           -------------------             ------------------------
Krishan K. Joshi               14,276,875                      1,032,119
Richard P. McNeight            14,262,875                      1,046,119
William R. Craven              14,271,800                      1,037,194
Michael F. Maguire             14,269,975                      1,039,019
John P. Singleton              14,270,875                      1,038,119
James E. Clifford              14,265,875                      1,043,119
C. Hyland Schooley             14,266,375                      1,042,619

No other director's term of office continued after the Annual Meeting. This was the only matter voted upon at the Annual Meeting.

Item 5.  Other Information

     Ed Stefanko resigned as EDL's President and Chief Executive Officer effective January 21, 2000 for personal reasons. The Company appointed Brian Kirby as President of EDL effective January 24, 2000. An amendment to Ed Stefanko's employment contract is attached as Exhibit 10.57.

     The Company is in the process of establishing Principle Executive Offices at Morristown, New Jersey. For personal reasons, Kevin J. Bartczak, the Company's Vice President, Chief Financial Officer and Treasurer, has decided to seek other professional opportunities instead of joining the relocation. Accordingly, on March 27, 2000, the Company and Mr. Bartczak entered into a separation agreement. The separation agreement is attached as Exhibit 10.58.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         The following exhibits are filed as part of this Quarterly Report on Form 10-QSB:

3(i)     Amended and Restated Articles of Incorporation.*

4.2      Amended and Restated Bylaws.**

10.57    Amendment to Employment Agreement between Edward W. Stefanko and
         Paravant Inc., dated January 14, 2000.

10.58    Severance Agreement between Kevin J. Bartczak and Paravant Inc., dated
         March 27, 2000.


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

**       Incorporated by reference from Exhibit 4.2 of the Registrant's
         Registration Statement on Form S-3 dated July 9, 1999.

         (b) Reports on Form 8-K:

         No reports on Form 8-K were filed by Registrant during the quarter ended March 31, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Paravant Inc.

                         By              /s/ Kevin J. Bartczak
                            ---------------------------------------------------
                                             Kevin J. Bartczak,
                          Vice President, Treasurer and Chief Financial Officer
                            (as both a duly authorized officer of Registrant and as principal financial officer of Registrant)

    Date: May 11, 2000

                                  Paravant Inc.

         Index to Exhibits filed with Form 10-QSB dated February 4, 2000

Exhibit                             Description of Exhibit
-------                             ----------------------
3(i)     Amended and Restated Articles of Incorporation.*

4.2      Amended and Restated Bylaws.**

10.57    Amendment to Employment Agreement between Edward W. Stefanko and Paravant Inc., dated January 14, 2000.

10.58 Severance Agreement between Kevin J. Bartczak and Paravant Inc., dated March 27, 2000.

27       Financial Data Schedule.

*        Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

**       Incorporated by reference from Exhibit 4.2 of the Registrant's Registration
         Statement on S-3 dated July 9, 1999.