Form 10QSB
period 2000-06-30
PARAVANT INC
filed 2000-08-11
CIK 944405

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2000

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _____ to ____

Commission file number: 0-28114

                                  PARAVANT INC.

        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Florida                                      59-2209179
 (State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)

                     89 Headquarters Plaza North, Suite 1421
                          Morristown, New Jersey 07960
                    (Address of Principal Executive Offices)

                                  973-631-6190
                           (Issuer's Telephone Number)


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

                    At August 9, 2000, there were outstanding
          17,167,371 shares of Common Stock, $.015 par value per share.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                  PARAVANT INC.

                                      INDEX


 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

Condensed Consolidated Balance Sheet - June 30, 2000............................2

Condensed Consolidated Statements of Operations for the three months ended June 30, 2000 and 1999........................................4

Condensed Consolidated Statements of Operations for the nine months ended June 30, 2000 and 1999........................................5

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2000 and 1999...............................................6

Notes to Condensed Consolidated Financial Statements............................9

Item 2.  Management's Discussion and Analysis of Operations.....................13

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.......................................18

SIGNATURES......................................................................19

Index to Exhibits Filed with Form 10-QSB dated August 11, 2000..................20

                         PARAVANT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000


                                     ASSETS

                                                                              (Unaudited)
Current assets:
     Cash and cash equivalents                                               $   281,746
     Marketable securities                                                     1,092,356
     Accounts receivable                                                       4,770,095
     Costs and estimated earnings in excess of billings on
         uncompleted contracts                                                 5,921,499
     Inventories                                                               6,526,230
     Deferred income taxes                                                     1,290,905
     Other current assets                                                        193,673
                                                                             -----------

         Total current assets                                                 20,076,504
                                                                             -----------

Property, plant and equipment, net                                             4,110,878
Demonstration pool and custom molds, net                                         489,261
Employee note receivable                                                         215,685
Other assets                                                                   1,685,661
Intangible assets, net                                                         4,661,587
Goodwill, net                                                                 16,049,079
                                                                             -----------
         Total assets                                                        $47,288,655
                                                                             ===========



See accompanying notes to condensed consolidated financial statements

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                  (Unaudited)
Current liabilities:
     Current installments of notes payable to related parties                     $ 1,235,000
     Current installments of capital lease obligations                                 56,812
     Accounts payable                                                               1,776,228
     Billings in excess of costs and estimated earnings on
         uncompleted contracts                                                         93,879
     Accrued expenses                                                               2,009,339
     Provision for estimated losses on uncompleted contracts                          494,870
     Deferred revenue                                                                 104,136
                                                                                  -----------

         Total current liabilities                                                  5,770,264
                                                                                  -----------

Notes payable to related parties, excluding current installments                      794,094
Capital lease obligations, excluding current installments                              15,447
Borrowings under revolving line of credit agreement                                 5,636,528
Mortgage payable                                                                    1,756,710
Deferred compensation                                                               1,136,825
Deferred income taxes                                                                 127,324
                                                                                  -----------

         Total liabilities                                                         15,237,192
                                                                                  -----------

Stockholders' equity:
     Preferred stock, par value $.01 per share. Authorized
         2,000,000 shares, none issued                                                 -
     Common stock, par value $.015 per share. Authorized
         30,000,000 shares, issued 17,672,975 and outstanding
         17,152,371 shares                                                            267,896
     Additional paid-in capital                                                    21,955,498
     Retained earnings                                                             11,290,387
                                                                                  -----------
                                                                                   33,513,781
     Less treasury stock, 520,604 shares at cost                                   (1,462,318)
                                                                                  -----------
         Total stockholders' equity                                                32,051,463
                                                                                  -----------

Commitments and contingencies

         Total liabilities and stockholders' equity                               $47,288,655
                                                                                  ===========

                         PARAVANT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                                         2000               1999
                                                                                         ----               ----
                                                                                              (Unaudited)
Revenues                                                                              $ 8,067,336         9,958,690

Cost of revenues                                                                        4,532,498         4,586,497
                                                                                      -----------        ----------

     Gross profit                                                                       3,534,838         5,372,193

Sales and marketing                                                                       518,822           615,426
Research, development & engineering                                                       563,462           534,740
General and administrative                                                              1,384,578         1,034,562
Amortization                                                                              527,119           493,833
                                                                                      -----------        ----------
                                                                                        2,993,981         2,678,561
                                                                                      -----------        ----------

         Income from operations                                                           540,857         2,693,632

Other income (expense):
     Investment income (expense)                                                          (14,425)           40,462
     Interest expense                                                                     (73,371)         (203,315)
     Miscellaneous                                                                          1,636            20,034
                                                                                      -----------        ----------

         Income before income taxes                                                       454,697         2,550,813

Income tax expense                                                                        217,345         1,007,571
                                                                                      -----------        ----------

         Net income                                                                   $   237,352         1,543,242
                                                                                      ===========        ==========

Basic earnings per share                                                              $       .01               .11
                                                                                      ===========        ==========

Diluted earnings per share                                                            $       .01               .11
                                                                                      ===========        ==========

Weighted average number of common shares outstanding                                   17,370,986        13,837,059
                                                                                      ===========        ==========
Weighted average number of common and equivalent
     shares outstanding                                                                17,795,903        14,384,143
                                                                                      ===========        ==========



See accompanying notes to condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                                      2000               1999
                                                                                      ----               ----
                                                                                             (Unaudited)
Revenues                                                                              $23,667,171        30,738,716

Cost of revenues                                                                       12,696,153        14,318,630
                                                                                      -----------        ----------

     Gross profit                                                                      10,971,018        16,420,086

Sales and marketing                                                                     1,515,438         1,640,030
Research, development & engineering                                                     1,649,461         1,759,278
General and administrative                                                              3,884,049         3,480,446
Amortization                                                                            1,543,482         1,473,667
Non-recurring expense                                                                     685,813                -
                                                                                      -----------        ----------
                                                                                        9,278,243         8,353,421
                                                                                      -----------        ----------


         Income from operations                                                         1,692,775         8,066,665

Other income (expense):
     Investment income                                                                    231,539            93,702
     Interest expense                                                                    (167,262)         (689,988)
     Miscellaneous                                                                         10,756            41,968
                                                                                      -----------        ----------

         Income before income taxes                                                     1,767,808         7,512,347

Income tax expense                                                                        845,012         2,967,377
                                                                                      -----------        ----------

         Net income                                                                   $   922,796         4,544,970
                                                                                      ===========        ==========

Basic earnings per share                                                              $       .05               .36
                                                                                      ===========        ==========

Diluted earnings per share                                                            $       .05               .34
                                                                                      ===========        ==========

Weighted average number of common shares outstanding                                   17,492,587        12,796,423
                                                                                      ===========        ==========
Weighted average number of common and equivalent
     shares outstanding                                                                17,954,570        13,213,631
                                                                                      ===========        ==========


See accompanying notes to condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                              2000               1999
                                                                              ----               ----
                                                                                     (Unaudited)
Cash flows from operating activities:
     Net income                                                           $   922,796          4,544,970
     Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
           Depreciation and amortization                                    2,188,590          1,990,368
           Loss on sale of fixed assets                                           206               -
           Unrealized appreciation of marketable securities                  (169,417)              -
           Non-recurring expense                                              685,813               -
           Increase (decrease) in cash caused by changes in:
             Marketable securities                                           (493,627)              -
             Accounts receivable                                            5,256,113         (3,451,907)
             Due from related party                                              -               (67,192)
             Contracts in progress                                         (1,981,814)        (2,523,253)
             Inventories                                                   (1,237,635)        (2,661,707)
             Other assets                                                    (556,540)           (12,181)
             Accounts payable                                                (300,062)         2,982,584
             Accrued expenses                                                (650,038)          (203,577)
             Deferred revenue                                                  11,766             32,146
             Deferred compensation                                            291,165            381,523
             Income taxes payable                                          (1,145,863)          (446,170)
                                                                           ----------         ----------

                  Net cash provided by operating activities                 2,821,453            565,604
                                                                           ----------         ----------

Cash flows from investing activities:
     Payments for acquired subsidiaries, net of cash acquired of
          $201,414 and $ 0  in 2000 and 1999, respectively                 (5,940,994)        (9,003,843)
     Acquisitions of property, plant and equipment                         (2,859,539)          (512,536)
     Proceeds from sale of property, plant and equipment                        2,900               -
     Proceeds from collection of note receivable                                   -             750,000
                                                                           ----------         ----------

                  Net cash used by investing activities                    (8,797,633)        (8,766,379)
                                                                           ----------         ----------



                                                                     (Continued)

                         PARAVANT INC. AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows, (Continued)

                                                                                2000                 1999
                                                                                ----                 ----
                                                                                      (Unaudited)
Cash flows from financing activities:
     Repayments on long-term debt                                              (738,750)          (2,346,647)
     Repayments on capital lease obligations                                    (63,449)             (54,536)
     Net proceeds on revolving line of credit                                 5,636,528             (225,000)
     Proceeds on mortgage payable                                             1,756,710                  -
     Proceeds from issuance of common stock                                      74,711               13,020
     Proceeds from exercise of warrants                                                           10,251,874
     Payments for redemption of warrants                                                                (570)
     Stock registration fees                                                        -                (22,440)
     Payments for retirement of underwriters' warrants                              -                (50,000)
     Payments for purchase of treasury stock                                 (1,357,238)                 -
                                                                             ----------           ----------

                  Net cash provided by financing activities                   5,308,512            7,565,701
                                                                             ----------           ----------

                  Net decrease in cash and cash equivalents                    (667,668)            (635,074)

Cash and cash equivalents at beginning of the period                            949,414            1,187,788
                                                                             ----------           ----------

Cash and cash equivalents at end of the period                               $  281,746              552,714
                                                                             ==========           ==========

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
            Interest, excluding capitalized interest of $34,651 for 2000.    $  182,588              699,560
                                                                             ==========           ==========

         Income taxes                                                        $1,990,875            2,779,650
                                                                             ==========           ==========


Supplemental disclosure of noncash investing and financing activities:

     The Company issued stock through a cashless exercise of
         stock options and received 1,746 shares of treasury stock           $    4,584                  -
                                                                             ==========           ==========



                                                                     (Continued)

                         PARAVANT INC. AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows, (Continued)

                                                                                           2000                1999
                                                                                           ----                ----
                                                                                                 (Unaudited)
During the nine months ended June 30, 2000 and 1999 the Company completed purchase business combinations as follows:
          Fair value of assets acquired                                                $1,793,135            8,557,873
          Goodwill                                                                      5,439,222           12,842,796
          Liabilities assumed                                                            (818,163)          (1,671,826)
                                                                                       ----------          -----------
                         Total                                                          6,414,194           19,728,843
          Notes issued to sellers                                                        (250,000)          (4,800,000)
          Common stock issued to seller                                                       -              (5,925,00)
          Common stock warrants issued to seller                                         (223,200)                -
                                                                                        ----------          ----------

          Cash paid, net of cash acquired                                               $5,940,994           9,003,843
                                                                                        ==========          ==========


See accompanying notes to condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

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

         These condensed consolidated financial statements and footnotes should be read in conjunction with the Company's audited financial statements for the year ended September 30, 1999 included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. The accounting principles used in preparing these condensed consolidated financial statements are the same as those described in such statements, or as discussed below.

(B) BASIC AND DILUTED EARNINGS PER SHARE

         Basic earnings per share for the three and nine months ended June 30, 2000 and 1999 have been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the three and nine months ended June 30, 2000 and 1999 have been computed by dividing net income by the weighted average number of common and equivalent shares outstanding.

         A reconciliation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share is as follows:

                                                                         Three months ended June 30
                                                                         --------------------------
                                                                          2000                 1999
                                                                          ----                 ----
        Basic:
             Weighted average number of common
                 shares outstanding                                     17,370,986          13,837,059
                                                                        ==========          ==========
        Diluted:
             Weighted average number of common
                 shares outstanding                                     17,370,986          13,837,059
             Dilutive stock options                                        403,624             529,079
             Dilutive warrants                                              21,293              18,005
                                                                        ----------          ----------
                                                                        17,795,903          14,384,143
                                                                        ==========          ==========

                                                                          Nine months ended June 30
                                                                          -------------------------
                                                                          2000                 1999
                                                                          ----                 ----
        Basic:
             Weighted average number of common
             shares outstanding                                         17,492,587          12,796,423
                                                                        ==========          ==========
        Diluted:
             Weighted average number of common
                 shares outstanding                                     17,492,587          12,796,423
             Dilutive stock options                                        434,596             411,691
             Dilutive warrants                                              27,387               5,517
                                                                        ----------          ----------
                                                                        17,954,570          13,213,631
                                                                        ==========          ==========

         Options and warrants to purchase 855,800 and 670,100 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2000 and 1999, respectively, because their exercise prices exceeded the average market price of common shares for the period. Options and warrants to purchase 690,800 and 770,100 shares of common stock were excluded from the calculation of diluted earnings per share for the nine months ended June 30, 2000 and 1999, respectively, because their exercise prices exceeded the average market price of common shares for the period.

(C) RECLASSIFICATION

         Certain amounts included in the statement of operations for the three and nine months ended June 30, 1999 have been reclassified to conform to the current year presentation.

(2) ACQUISITIONS

         On May 26, 2000 the Company completed a purchase business combination (the "Triplex Acquisition") of all outstanding common stock of Triplex Systems Corporation ("Triplex") located in Columbia, Maryland. Triplex designs, manufactures and distributes various products for the signal intelligence community. The Company paid consideration consisting of (i) approximately $5.9 million in cash, (ii) $250,000 in six-month notes payable, issued on July 26, 2000 and bearing interest at prime, and (iii) warrants to purchase 120,000 shares of the Company's common stock at $2.75 per share. The warrants were valued using the Black-Scholes option pricing model at $1.86 per share, or an aggregate value of $223,200 which has been recorded as goodwill and additional paid-in capital. The assumptions used in the pricing model include a risk-free interest rate of 6.3%, a stock price volatility of .78, and a 5 year expected life for the warrants. In addition, a contingent, performance-based cash earn-out, based upon Triplex's earnings before interest and taxes for a two year period, may be payable by the Company. Any future contingent consideration paid by the Company will be recorded as additional goodwill. Management intends to maintain the Columbia, Maryland based facility for this business. The cash portion of the consideration paid by the Company was funded by operating cash flow and borrowings under its current line of credit with National City Bank.

         The following unaudited pro forma financial information presents the combined results of operations of the Company and Triplex as if the acquisition had occurred as of October 1, 1999 and 1998, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the acquisition, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Triplex constituted a single entity during such periods.

                                                                                Three months ended June 30
                                                                                --------------------------
                                                                                 2000                 1999
                                                                                 ----                 ----
                                                                                        (Unaudited)
        Net revenues                                                          $ 9,096,679           11,116,585
                                                                              ===========           ==========

        Net income                                                            $   373,156            1,665,384
                                                                              ===========           ==========

        Basic earnings per share                                              $       .02                  .12
                                                                              ===========           ==========


                                                                                 Nine months ended June 30
                                                                                 -------------------------
                                                                                  2000                 1999
                                                                                  ----                 ----
                                                                                          (Unaudited)
        Net revenues                                                          $27,160,156           34,190,185
                                                                              ===========           ==========

        Net income                                                            $ 1,235,529            4,855,347
                                                                              ===========           ==========

        Basic earnings per share                                              $       .07                  .38
                                                                              ===========           ==========

(3)  CONTRACTS

         Contracts in progress and advance billings on such contracts consist of the following as of June 30, 2000:

        Costs incurred on uncompleted contracts                                                    $10,640,308
        Estimated earnings thereon                                                                   1,307,820
                                                                                                   -----------
                                                                                                    11,948,128
        Billings to date                                                                            (6,615,378)
                                                                                                   -----------
                                                                                                   $ 5,332,750
                                                                                                   ===========

         The above amount is included in the accompanying condensed consolidated balance sheet under the following captions:

        Costs and estimated earnings in excess of billings on
             uncompleted contracts                                                                 $ 5,921,499
        Billings in excess of costs and estimated earnings
             on uncompleted contracts                                                                  (93,879)
        Provision for estimated losses on uncompleted contracts                                       (494,870)
                                                                                                   -----------
                                                                                                   $ 5,332,750
                                                                                                   ===========

(4) INVENTORIES

         The following is a summary of inventories as of June 30, 2000:

        Raw materials                                                    $5,191,813
        Work in process                                                   1,290,155
        Finished goods                                                      614,414
                                                                         ----------
                                                                          7,096,382
        Provision for obsolete inventory                                   (570,152)
                                                                         ----------
                                                                         $6,526,230
                                                                         ==========

(5)  PROPERTY, PLANT AND EQUIPMENT

         The following is a summary of property, plant and equipment as of June 30, 2000:

        Land                                                            $   420,330
        Office equipment                                                  2,603,439
        Factory equipment                                                   732,782
        Leasehold improvements                                              320,481
        Vehicles                                                             88,229
        Construction-in-progress                                          1,858,438
                                                                        -----------
                                                                          6,023,699
        Accumulated depreciation                                         (1,912,821)
                                                                        -----------
                                                                        $ 4,110,878
                                                                        ===========

(6) SUBSEQUENT EVENT

         On July 11, 2000, the Company completed a purchase business combination, effective July 1, 2000, of all outstanding common stock of Catalina Systems Research, Inc. ("CRI") located in Colorado Springs, Colorado. CRI designs and builds digital signal processor chips and board products that are used for signal intelligence, radar and electronic intelligence applications as well as satellite ground station processing systems. The consideration paid at the closing for the acquisition was (a) $13,800,000 in cash and (b) up to $2,500,000 in 8% subordinated promissory notes covering a contingent cash earn-out payable over thirty-nine months based upon the earnings of the acquired business. The Company also paid $100,000 to each seller in exchange for certain covenants not to compete. Under the terms of the stock purchase agreement among the parties, the Company may pay additional amounts to the sellers after the closing as a purchase price adjustment based on CRI's adjusted net working capital as of the effective date. The cash portion of consideration paid by the Company was funded through borrowings under its current line of credit with National City Bank.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 VS. JUNE 30, 1999

     Revenues for the quarter ended June 30, 2000 were $8,067,336, a decrease of $1,891,354 or 19% from the quarter ended June 30, 1999 revenues of $9,958,690. The decrease was due to a decline of approximately $4 million, or 60%, in revenue from the Company's signal intelligence products which resulted from a change in purchasing habits of a significant customer of the Company's STL subsidiary, and a decline of approximately $1.1 million, or 98%, from the Company's medical products business, which the Company is exiting. The declines were partially offset by an increase of approximately $3.2 million, or 140%, from the Company's command, control, communications and computers ("C4") products, due primarily to revenue recognized under a $13 million military contract.

     Gross profit was $3,534,838 for the quarter ended June 30, 2000 or 44% of revenues, compared to $5,372,193 or 54% of revenues for the quarter ended June 30, 1999, a total decrease of $1,837,355 or 34%. This decrease in gross profitability was primarily a result of the decreased revenues and related product mix discussed above.

     Sales and marketing expenses of $518,822 for the quarter ended June 30, 2000 decreased by $96,604 or 16% from the quarter ended June 30, 1999 expenses of $615,426. As a percentage of revenues, sales and marketing expenses were approximately 6% in each of the quarters ended June 30, 2000 and 1999.

     Research, development and engineering expenses of $563,462 for the quarter ended June 30, 2000 increased by $28,722 or 5% from the quarter ended June 30, 1999 expenses of $534,740. As a percentage of revenues, research, development and engineering expenses were 7% and 5% for the quarters ended June 30, 2000 and 1999, respectively.

     General and administrative expenses of $1,384,578 for the quarter ended June 30, 2000 increased by $350,016 or 34% from the quarter ended June 30, 1999 expenses of $1,034,562. As a percentage of revenues, general and administrative expenses were 17% and 10% for the quarters ended June 30, 2000 and 1999, respectively. The increase in general and administrative expenses was due primarily to increases in recruiting, salaries and investor relations expenses.

     Amortization expense was $527,119 or 6% of revenues for the quarter ended June 30, 2000 compared to $493,833 or 4% of revenues for the quarter ended June 30, 1999. The increase was primarily attributable to amortization of the goodwill recorded as a result of the Triplex purchase business combination.

     Income from operations was $540,857 for the quarter ended June 30, 2000 compared to $2,693,632 in the quarter ended June 30, 1999, a decrease of $2,152,775. As a percentage of revenues, the income from operations for the quarter ended June 30, 2000 was 7% of revenues compared to the quarter ended June 30, 1999 which was 27% of revenues. The reduction in income from operations resulted primarily from decreased revenues and gross profits, as discussed above.

     Investment expense for the quarter ended June 30, 2000 was $14,425 compared to investment income of $40,462 for the quarter ended June 30, 1999. This decrease was due to a decline of $51,880 in fair value of the Company's marketable securities associated with the Company's deferred compensation plan, offset by interest income of $37,455.

     Interest expense for the quarter ended June 30, 2000 was decreased by $129,944 to $73,371 compared to $203,315 in the quarter ended June 30, 1999. This decrease was due to a reduction in outstanding credit balances for the period ended June 30, 2000.

     Income tax expense was $217,345 or 47% of pre-tax income for the quarter ended June 30, 2000 compared to $1,007,571 or 39% of pre-tax income for the quarter ended June 30, 1999. The increase in the Company's effective tax rate is primarily attributable to the proportional increase of non-deductible goodwill amortization expense relative to pre-tax income for the current fiscal year.

     The Company's net income was $237,352 for the quarter ended June 30, 2000 compared to $1,543,242 in 1999. Net income as a percentage of revenues decreased to 3% in the quarter ended June 30, 2000 from 15% for the quarter ended June 30, 1999. The reduction in net income overall resulted from decreased revenues and gross profits, as discussed above.

     The Company's basic earnings per share were $0.01 ($0.01 diluted) for the quarter ended June 30, 2000 compared to $0.11 ($0.11 diluted) in 1999. The reduction in earnings per share was due in part to the reduced net income, but was also affected by the increase in shares outstanding from the exercise of outstanding warrants following the warrant call which took place in June 1999. Basic shares outstanding increased to 17,370,986 from 13,837,059 for the three months ended June 30, 2000 and 1999, respectively, and diluted shares outstanding increased to 17,795,903 from 14,384,143 for the three months ended June 30, 2000 and 1999, respectively.

NINE MONTHS ENDED JUNE 30, 2000 VS. JUNE 30, 1999

     Revenues for the nine months ended June 30, 2000 were $23,667,171, a decrease of $7,071,545 or 23% from the nine months ended June 30, 1999 revenues of $30,738,716. The decrease was due to a decline of approximately $11.9 million, or 56%, in revenue from signal intelligence products, which primarily resulted from a change in purchasing habits of significant customer of the Company's STL subsidiary. This decrease was partially offset by an increase of approximately $4.8 million, or 48%, in command, control, communications and computers ("C4") due primarily to revenue recoginzed under a $13 million military contract.

Gross profit was $10,971,018 for the nine months ended June 30, 2000 or 46% of revenues, compared to $16,420,086 or 53% of revenues in the nine months ended June 30, 1999, a total decrease of $5,449,068 or 33%. This decrease in gross profitability was a direct result of the decreased revenues and the related product mix, as discussed above. In addition, the Company made a change in accounting estimate during the quarter ended March 31, 2000 totaling $150,000 due to a change in the estimated useful life of certain tooling and engineering assets related to the Company's medical products. The Company will reach the end of the estimated useful life of these assets with the anticipated completion of its last remaining medical contract in the fourth quarter of 2000.

     Sales and marketing expenses of $1,515,438 for the nine months ended June 30, 2000 decreased by $124,592 or 8% from the nine months ended June 30, 1999 expenses of $1,640,030. As a percentage of revenues, sales and marketing expenses were approximately 6% and 5% in the nine months ended June 30, 2000 and 1999, respectively.

     Research, development and engineering expenses of $1,649,461 for the nine months ended June 30, 2000 decreased by $109,817 or 6% from the nine months ended June 30, 1999 expenses of $1,759,278. As a percentage of revenues, research, development and engineering expenses were 7% and 6% for the nine months ended June 30, 2000 and 1999, respectively. The decreased research, development and engineering expenses were due primarily to the Company's completion of work on a large proposal during the quarter ended March 31, 2000, which was subsequently awarded to the Company.

     General and administrative expenses of $3,884,049 for the nine months ended June 30, 2000 increased by $403,603 or 12% from the nine months ended June 30, 1999 expenses of $3,480,446. As a percentage of revenues, general and administrative expenses were 16% and 11% in the nine months ended June 30, 2000 and 1999, respectively. The increase in general and administrative expenses was due primarily to increases in recruiting, salaries, and investor relations expenses and an increase in amounts due under deferred compensation arrangements. The deferred compensation arrangements are related to the Company's investment in marketable securities whereby increases or decreases in the fair value of these investments have a corresponding increase or decrease in deferred compensation. Accordingly, there is no effect on income before taxes.

     Amortization expense was $1,543,482 or 6% of revenues for the nine months ended June 30, 2000 compared to $1,473,667 or 4% of revenues for the nine months ended June 30, 1999. The increase was primarily attributable to amortization of the goodwill recorded as a result of the Triplex purchase business combination.

     Non-recurring expense was $685,813 for the nine months ended June 30,2000 compared to $0 for the nine months ended June 30, 1999. The non-recurring expense relates to the amendment of and/or separation negotiations related to certain employment agreements during the quarter ended March 31, 2000.

     Income from operations was $1,692,775 for the nine months ended June 30, 2000 compared to $8,066,665 for the nine months ended June 30, 1999, a decrease of $6,373,890. As a percentage of revenues, income from operations decreased to 7% for the nine months ended June 30, 2000 from 26% for the nine months ended June 30, 1999. The reduction in income from operations overall resulted primarily from decreased revenues and gross profits, increased general and administrative expenses and non-recurring expense as discussed above.

     Investment income for the nine months ended June 30, 2000 increased by $137,837 to $231,539 compared to $93,702 for the nine months ended June 30, 1999. This increase was primarily due to the increase in fair value of the Company's marketable securities classified as trading securities of $169,417, which are associated with the Company's deferred compensation plan, as discussed above under general and administrative expenses.

     Interest expense for the nine months ended June 30, 2000 decreased by $522,726 to $167,262 compared to $689,988 for the nine months ended June 30, 1999. This decrease was due to a reduction in outstanding credit balances for the nine months ended June 30, 2000.

     Income tax expense was $845,012 or 47% of pre-tax income for the nine months ended June 30, 2000 compared to $2,967,377 or 39% of pre-tax income for the nine months ended June 30, 1999. The increase in the Company's effective tax rate is primarily attributable to the proportional increase of non-deductible goodwill amortization expense relative to pre-tax income for the current fiscal year.

     The Company's net income was $922,796 for the nine months ended June 30, 2000 compared to $4,544,970 for the nine months ended June 30, 1999. Net income as a percentage of revenues decreased to 4% in the nine months ended June 30, 2000 from 15% in the nine months ended June 30, 1999. The reduction in net income overall resulted primarily from decreased revenues and gross profits and the non-recurring expense, as discussed above.

     The Company's basic earnings per share were $0.05 ($0.05 diluted) for the nine months ended June 30, 2000 compared to $0.36 ($0.34 diluted) for 1999. The reduction in earnings per share was due in part to the reduced net income, but was also affected by the increase in shares outstanding from the exercise of outstanding warrants following the warrant call which took place in June 1999. Basic shares outstanding increased to 17,492,587 from 12,796,423 for the nine months ended June 30, 2000 and 1999, respectively, and diluted shares outstanding increased to 17,954,570 for the nine months ended June 30, 2000 from 13,213,631 for the nine months ended June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has floating rate financing with National City Bank (the "Bank") in an amount up to $23,000,000 under a revolving line of credit with a maturity date of December 31, 2002, convertible thereafter to five year term debt. The loan agreement includes various loan covenants and restrictions of a customary nature which may, under certain circumstances, limit the ability of the Company to pay cash dividends, undertake additional acquisitions, make certain changes in the Company's management, or otherwise limit obligations undertaken by, or operations of, the Company. As of June 30, 2000, the Company had borrowings of $5,636,528 outstanding under this arrangement with the Bank.

     The Company has subordinated notes, payable to each of the previous shareholders of EDL and STL, aggregating $1,723,750 as of June 30, 2000. These notes bear interest at 8%, are payable in quarterly payments which began April 1, 1999 and mature on January 1, 2002. These notes are subordinate to the rights of the Bank. In addition, the Company has notes payable to each of the former shareholders of Triplex aggregating of $250,000. These notes bear interest at the Wall Street Journal prime rate and principal and accrued interest are due on January 26, 2001.

     During the nine months ended June 30, 2000, the Company incurred $2,278,768 of costs, including capitalized interest of $34,651, related to the acquisition of land and initial build-out of a new manufacturing facility in Melbourne, Florida. The first phase of the build-out was completed during the quarter ended June 30, 2000. The acquisition and subsequent build-out was financed by a mortgage note payable with First Union National Bank ("First Union"). The mortgage note payable provides up to $3,200,000 with a variable interest rate based on the one month LIBOR plus 1.65%. Payments of interest only will be made through December 2001 after which monthly payments of principal and interest will be made until note matures on December 1, 2016.

     The Company has a dependence upon a few major customers for a significant portion of its revenues. The potential impact of losing a major customer without securing offsetting and equivalent orders could result in a significant negative impact to the operating results of the Company. Management believes this concentration will not adversely effect operating results in the future. The gross margin contributions of the Company's major customers are not generally different from those from its other customers as a whole.

     The Company's operating cash flow was $2,821,453 for the nine months ended June 30, 2000 compared to a $565,604 for the nine month period ended June 30, 1999. This resulted primarily from decreases in accounts receivable offset by increases in inventories, accounts payable and accrued expenses for the nine months ended June 30, 2000.

     As of June 30, 2000, management believes inventory balances are not in excess of requirements for deliveries and normal minimum stocking levels.

     The Company had accounts receivable of $4,832,824 at June 30, 2000. Generally, accounts receivable at the end of each quarter are collected within the following quarter. The Company has provided an allowance for certain older balances of $62,729. This allowance is believed to be sufficient to address any uncollectible balances outstanding as of June 30, 2000.

     On June 3, 1998, the Company entered into a loan agreement with an officer and director of the Company. The note receivable of $215,685 bears interest at the rate of interest then applicable for borrowings by the Company under the Company's then-existing line of credit or other primary lending arrangement with its primary lender, with interest payable annually, and matures on June 3, 2003.

   As of June 30, 2000 and 1999, the Company's backlog was approximately $22.8 million and $15.5 million, respectively, consisting of firm fixed price purchase orders. These purchase orders are expected to generate profits, and the Company believes that the completion of the orders comprising its backlog, and any new orders which may be accepted by the Company in the future, should not result in additional liquidity pressures which cannot be addressed in a manner consistent with the Company's past practices. The Company currently expects to manufacture and deliver substantially all of the products in backlog within the next 12 months. In addition to the firm fixed price purchase orders, the Company has approximately $13.8 million in unfunded deliverables from an indefinite delivery, indefinite quantity ("IDIQ") contract to be completed over the next 48 months.

     On November 2, 1999, the Board of Directors authorized the Company to repurchase up to 1,000,000 of its outstanding shares of common stock within the twelve month period following such date for a maximum purchase price, including commissions, not to exceed $3,500,000 in the aggregate. During the nine months ended June 30, 2000, the Company repurchased 481,873 shares of its common stock for a total cost of $1,357,238 at an average purchase price of $2.82 per share.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (A) EXHIBITS
         The following exhibits are filed as part of this Quarterly Report on Form 10-QSB:



2.2      Stock Purchase Agreement dated as of May 26, 2000, by and among
         Paravant Inc., Harry J. Binck, David E. Bowles and John B. Dillon
         (incorporated by reference to Exhibit 2.1 to the Registrant's Current
         Report on Form 8-K dated May 26, 2000).

2.3      Stock Purchase Agreement dated as of July 11, 2000, by and among
         Paravant Inc., Jay Perry and Lawrence J. Scally (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated July 11, 2000).

3(i) Amended and Restated Articles of Incorporation (incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998).

4.2 Amended and Restated Bylaws (incorporated by reference from Exhibit 4.2 of the Registrant's Registration Statement on Form S-3 dated July 9,
         1999).

11 Statement re: computation of per share earnings (not required because the relevant computation can be clearly determined from material contained in the financial statements).

27       Financial Data Schedule.

     (B) REPORTS ON FORM 8-K:

         Form 8-K dated May 26, 2000 was filed on June 7, 2000 reporting under
     Item 2 a stock purchase agreement by and among Paravant Inc., Harry J. Binck, David E. Bowles and John B. Dillon.

         Form 8-K dated July 11, 2000 was filed on July 14, 2000 reporting under
     Item 2 a stock purchase agreement by and among Paravant Inc., Jay Perry and Lawrence J. Scally.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PARAVANT INC.

                                           By /s/         John C. Zisko
                                                --------------------------------
                                                          John C. Zisko,
                                           Vice President, Treasurer and Chief
                                               Financial Officer (as both a duly
                                               authorized officer of Registrant
                                               and as principal financial
                                               officer of Registrant)


Date: August 11, 2000

                                  PARAVANT INC.

         INDEX TO EXHIBITS FILED WITH FORM 10-QSB DATED AUGUST 11, 2000


Exhibit                       Description of Exhibit
-------                       ----------------------
2.2      Stock Purchase Agreement dated as of May 26, 2000, by and among
         Paravant Inc., Harry J. Binck, David E. Bowles and John B. Dillon
         (incorporated by reference to Exhibit 2.1 to the Registrant's Current
         Report on Form 8-K dated May 26, 2000).

2.3      Stock Purchase Agreement dated as of July 11, 2000, by and among
         Paravant Inc., Jay Perry and Lawrence J. Scally (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated July 11, 2000).

3(i) Amended and Restated Articles of Incorporation (incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998).

4.2 Amended and Restated Bylaws (incorporated by reference from Exhibit 4.2 of the Registrant's Registration Statement on S-3 dated July 9, 1999).

27       Financial Data Schedule.