Form 10KSB
period 2000-09-30
PARAVANT INC
filed 2000-12-22
CIK 944405

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                  FORM 10-KSB
                 [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                       OR
               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM                 TO
                        COMMISSION FILE NUMBER: 0-28114

                              -------------------

                                 PARAVANT INC.
              (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                     FLORIDA                                            59-2209179
             (STATE OF INCORPORATION)                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

     89 HEADQUARTERS PLAZA NORTH, SUITE 1421
                  MORRISTOWN, NJ                                          07960
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (973) 631-6190

                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              -------------------

                         COMMON STOCK, $.015 PAR VALUE
                                (TITLE OF CLASS)

                              -------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [x]  No [ ]

    Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

    The issuer's revenues for its most recent fiscal year were $40,409,568.

    The aggregate market value of voting stock held by non-affiliates of the registrant on December 13, 2000 was approximately $29,048,447. On such date, the closing price of the issuer's common stock was $2.19 per share. Solely for the purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the issuer that beneficially own more than 10% of the issuer's voting stock have been excluded, except such shares, if any, with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the issuer that such individuals are, in fact, affiliates of the registrant.

    The number of shares of the registrant's common stock, $.015 par value, outstanding on December 13, 2000 was 17,058,878.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on March 22, 2001 are incorporated by reference in
Part III. The Company's Proxy Statement will be filed within 120 days after September 30, 2000.

    Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

________________________________________________________________________________

                                 PARAVANT INC.
                          ANNUAL REPORT ON FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
    Item  1.  Description of Business.....................................    3
    Item  2.  Description of Property.....................................   13
    Item  3.  Legal Proceedings...........................................   13

PART II
    Item  5.  Market for Common Equity and Related Stockholder Matters....   14
    Item  6.  Management's Discussion and Analysis of Financial Condition
                and Results of Operation..................................   14
    Item  7.  Financial Statements........................................   25
    Item  8.  Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................   25

PART III
    Item  9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the Exchange
                Act.......................................................   26
    Item 10.  Executive Compensation......................................   26
    Item 11.  Security Ownership of Certain Beneficial Owners and
                Management................................................   26
    Item 12.  Certain Relationships and Related Transactions..............   26
    Item 13.  Exhibits and Reports on Form 8-K............................   26

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

    Paravant Inc. (the 'Company' or 'Paravant') serves the defense and national security industry with a range of electronic commercial off-the shelf ('COTS') products engineered to meet applications within aircraft support, fire control, communications, radar and signal intelligence. Paravant also offers software design and integration services and extensive customization services to modify its standard products to the specific needs of end users. The Company's products include rugged computers, digital signal processing ('DSP') boards, DSP application specific integrated circuits ('ASIC'), telecommunications recording and storage systems, signal processing hardware and custom designed helicopter subsystems. Its products have a reputation for high-level performance and reliability in difficult circumstances. The Company's products are sold primarily to U.S. and foreign military establishments and government prime contractors. The Company operates its business through its five wholly owned subsidiaries, Paravant Computer Systems, Inc. ('PCS'), Engineering Development Laboratories, Incorporated ('EDL'), STL of Ohio, Inc. ('STL'), Tri-Plex Systems Corporation ('Tri-Plex') and Catalina Systems Research, Inc. ('CRI').

HISTORY

    The Company, which was incorporated in Florida as Paravant Computer Systems, Inc. in June 1982, consummated an initial public offering of common stock and redeemable warrants in June 1996.

    In 1996 the Company began to focus on providing the medical market with a line of programmer products to provide programming information to medical pumps, and related devices that are surgically implanted into the human body. Management has since elected to discontinue the medical product line. In early 2000 the Company's medical resources were directed into opportunities to serve Command, Control, Communications, Computers and Intelligence ('C4I') initiatives put in place by the U.S. Army in an effort to better leverage its skills in the marketing of products to the military and its ability to serve the U.S. Department of Defense ('DoD').

    Consistent with the long range plans of the Board of Directors to further diversify the business activities of the Company in the defense, intelligence and related electronics industry, in 1998 the Company changed its name from Paravant Computer Systems, Inc. to Paravant Inc. Shortly after the corporate name change the Company established its Command, Control, Communications and Computers ('C4') operations as a wholly owned subsidiary under the name Paravant Computer Systems, Inc.

    Effective as of October 1, 1998, Paravant completed the acquisition ('EDL-STL Acquisition') of two related defense electronics companies, EDL and the assets of STL, EDL's majority-owned subsidiary (with EDL, 'EDL-STL') of Dayton, Ohio. STL is a designer and producer of signal processing equipment used in the signal intelligence community to process gathered signals. EDL provides the DoD and allies of the U.S. with upgrades to primarily rotary winged aircraft including multiple control panels and flight controls, among other products. EDL engineers these upgrades as required and provides complete installation services when requested.

    On January 1, 2000 Mr. William R. Craven was appointed President and Chief Operating Officer of the Company. On December 7, 2000 Mr. Craven was appointed Chief Executive Officer, a position previously held by Mr. Krishan K. Joshi. Mr. Joshi continues to serve as non-executive Chairman of the Company.

    Effective as of May 27, 2000, Paravant completed the acquisition ('Tri-Plex Acquisition') of Tri-Plex, located in Columbia, Maryland. Tri-Plex engineers and produces specialized telecommunication interfaces and recorders utilized in the signal intelligence industry.

    Effective as of June 30, 2000, Paravant completed the acquisition ('CRI Acquisition') of CRI, located in Colorado Springs, Colorado. CRI designs and produces digital signal processers ('DSP'),

ASIC, system and board level products utilized in signal intelligence, radar, electronic intelligence and satellite ground station applications.

    See 'MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION' for a more complete description of the Tri-Plex and CRI acquisition transactions.

INDUSTRY BACKGROUND -- MILITARY MARKET

    Traditionally, the DoD has retained military contractors to develop electronics and computer technology for specific missions that meet extensive military specifications. This approach has often taken longer from development through production, and tends to be much more expensive, than similar technology available in the commercial sector. Unlike other scientific areas, the rapid advances made in computer technology in the commercial market have often exceeded and driven those developed specifically for the military. Consequently, when the U.S. military has pursued the more costly and time-consuming procurement procedures, its computers and electronic devices have still lagged behind the comparable commercial technology in terms of capabilities.

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

    Given the dismantling of the former Soviet Union and related budgetary considerations, there has been a concerted effort on the part of U.S. Congress to downsize the military, and U.S. military spending declined. The Company believes, however, that increases in spending on defense electronics will occur during the next five years.

    The downward trend in overall defense spending was a positive development for some sales to the U.S. military in recent years in the following three general areas: (1) less than full Mil-Spec militarized computers in general and rugged computers specifically; (2) the upgrading of older weapons and aircraft systems that could not be replaced due to budget restraints; and (3) the upgrading of signal intelligence data collection systems intended to gather data in certain countries which have experienced destabilization related to the break-up of the former Soviet Union.

    Management believes that as military budgets are increased the Company will benefit as it has repositioned itself to take advantage of the purchase of newer C4 systems. These systems will be required as part of the Army's digitization initiatives by which it seeks to upgrade the entire communications infrastructure from the foxhole to the command centers. This new communications infrastructure will enable broad bandwidth communications such as those required for large data packets and for video signals. By focusing in this high growth area for new product development and investment in prototypes as well as seeking additional acquisition partners, management believes it will experience continued growth as such systems are purchased and installed. In 2000 the Company secured a sub-contract with TRW for a key part of the digital battlefield with its Applique rugged vehicle system. Management hopes that continued focus on this area will allow its position in the Applique program to be broadened into other programs related to the Army digitization effort.

INDUSTRY BACKGROUND -- SIGNAL INTELLIGENCE

    In recent years, accurate and comprehensive information regarding foreign affairs has become increasingly important to the U.S. Government. The reduction in U.S. military tactical forces overseas has heightened the need of the U.S. Government and its allies to quickly assess military risks, particularly in areas of instability as they develop around the world. The breakup of the Soviet Union and civil unrest in certain nations in Eastern Europe, the Middle East, Africa, and South America indicate an increase in geographic areas that might require monitoring. In addition, the U.S. Government requires information regarding overseas activities to conduct drug interdiction operations.

    As part of its efforts to obtain information, the U.S. Government collects and analyzes telecommunication signals emanating from foreign countries. In recent years, the use of established telecommunication technologies has increased throughout the world and new telecommunication technologies, supplementing rather than replacing prior technologies, have been developed and commercialized. These trends have led to a significant increase in the overall volume of information communicated and an increase in the density of signals transmitted throughout the radio frequency spectrum. This increase can be seen in the proliferation of facsimile, cellular, and digital signal telecommunications equipment and the global information network (World Wide Web) in the last decade, resulting in a significant increase in the amount of information being communicated. These trends have required the development of signal reconnaissance equipment capable of collecting and processing a wider bandwidth of signals and an increased volume of signals and encoding variations of signals.

    Traditionally, organizations within the U.S. Government have satisfied their signal reconnaissance needs by first identifying their specific requirements and then contracting with government contractors to provide equipment. Contractors typically designed and built custom signal processing systems optimized to satisfy the particular needs of various agencies. Development of custom systems usually required many years of effort and involved great expense. The time required to develop these systems often meant that new telecommunications technologies that had evolved during the development process were not addressed in the final product. These factors, combined with growing budgetary constraints, have caused many agencies to search for more flexible and cost-effective signal reconnaissance solutions that can be deployed promptly, with a focus on COTS solutions.

    As former Soviet Union affiliated states continue the change process from centrally controlled economic and political systems toward locally controlled systems over the next decade, the need to monitor those states, particularly those with nuclear arsenals or the ability to disrupt world commerce, will remain high. Management feels that Paravant, through its experience in the DSP arena will be able to continue to serve this vital strategic need for intelligence.

PRODUCTS

    The Company's products include a line of rugged computers that includes hand-held devices, laptops and portable systems used on desktops, outdoor man-portable applications and in vehicles, DSP systems and equipment that are used to collect and process data files in signal intelligence and avionics related equipment.

    The Company's computers are designed to meet and exceed certain military specifications for operation in harsh environments and for insulation from electromagnetic interference. The reliability and performance of its products in extreme environmental and operational situations relate directly to Paravant's fundamental electrical and mechanical designs, its specification and selection of proper components, its manufacturing techniques and the extensive testing that it employs at various phases of the production process. The computer systems are designed with an open architecture configuration for maximum flexibility. Most of the Company's software is based on MS-Windows or MS-DOS operating systems, although the Company provides other operating systems to meet customer needs.

    The Company's computers are available with standard serial and parallel communications capabilities which allow Paravant's computers to transmit and receive electronic signals and messages to and from other electronic systems. These standard communications interfaces may be made operational in military, governmental and commercial applications. However, unlike certain of its competitors, the Company also offers specialized communication interfaces for military applications that meet certain military specifications. These interfaces can be made to link all the electronic devices in one system so that they can exchange critical information necessary for the performance and mission of that system. In addition, Paravant has developed a tactical communication interface that connects different communications systems operating on the battlefield with one another.

    Typical applications of the Company's computers include aircraft and shipboard diagnostic, testing and maintenance systems, controller and radar displays for missile systems, performance recorders in training exercises, mission loaders and verifiers of data and field command control systems.

    In the DSP area, the Company designs and produces more than thirty products, which are marketed to the military and intelligence organizations of the U.S. Government. These products can generally be separated into the following four categories: routing and switching; data reformatting; data processing; and recording.

    Signal routing and switching systems are a major portion of the Company's signal processing products. In modern signal processing systems it is often required to reconfigure the data to accommodate a different architecture. The Company's products switch and route serial and parallel buses in multiple channel configurations. As the requirements have evolved, the Company has developed larger systems that perform this switching/routing function at higher speeds with more input and output signals.

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

    Modern DSP technology involves both specialized hardware and software. The Company produces several instruments that employ modern digital signal processing techniques to enhance signal-to-noise ratios of desired signals. These devices range from complex ASIC's to very complex systems. The Company typically works with other prime government contractors to develop these instruments. The prime contractors generally write the end application software with Paravant engineers designing or providing the hardware and the Application Programmer Interface ('API') software to control the developed instruments.

    The Company works to maintain a close liaison with its technical customers to become aware of new requirements, and in response, to develop new products. These new developments range from modification of existing products, which the Company works to continually upgrade for both performance and capability, to designing new products. Most new product developments tend to involve higher speed clock rates. Some developments are customer funded while others are supported by internal research and development funds.

    In the avionics area, the Company has unique knowledge in flight control systems. The Company has and continues to develop innovative products, which enhance aircraft reliability and maintainability ('R & M upgrades') and/or provide enhanced capabilities. Typical solutions are based upon a combination of analog and digital designs with firmware-controlled logic. The Company works toward designs that utilize existing and mature off-the-shelf components and equipment. The two most important aspects of this approach are low cost practical solutions and Quick Reaction Capability ('QRC').

    The Company's avionics products include an Altitude Hold and Hover Stabilization ('AHHS') System which reduces pilot workload and increases safety during low altitude and low speed aircraft operations by providing the pilot with a variety of altitude hold and stabilized hover/low speed control modes. Currently, the AHHS System is installed on over one hundred U.S. Air Force ('USAF') H-60's, including all Special Operations helicopters. Among other items, the Company has developed and manufactured multiple control panels (NVIS compatible), beacon rings, solid-state control modules, transformers, aircraft landing lights, mission commander color LCD monitor and videocassette recorders ('VCR'). The Company currently has a depot repair contract for both the AHHS System and the VCR with the USAF.

    In the avionics area, the Company provides the software development and integration activities for the H-60 helicopter as a subcontractor to major government prime contractors and in support of the Warner Robins Air Logistics Center. The Company has been expanding its system integration activities, which include the following: embedded software development; Windows simulation/development support programs; aircraft modification design and kit fabrication; and development of training and support systems to enhance aircraft troubleshooting.

    The Company worked as a subcontractor to a major government prime contractor for the Interactive Defensive Avionics System-Multi-Mission Advanced Tactical Terminal ('IDAS/MATT') program for the MH-53J helicopter. The Company currently has employees in the field supporting this system. In addition, the Company offers equipment, in conjunction with a major prime contractor that is designed to provide electronic diagnostic capability for certain advanced aircraft such as the F-16 Fighter Aircraft, B-2 Aircraft and F-117 Stealth Fighter.

CUSTOMIZATION

    The Company provides its customers and end-users with engineering services that modify or adjust its standard products to meet their specific needs and requirements. Virtually all of the avionics-related business involves customization for upgrades of older aircraft. Substantial portions of its product sales involve varying degrees of customization.

    The range of engineering services furnished by Paravant includes special rugged packaging design, miniaturization of electronics, development of ultra-low power systems, DSP board design, ASIC design, DSP system design, communication design. There are many examples of specific situations where Paravant has rendered such services, and the following modifications of its products are representative only:

     The development of special communication interface modules and cards to permit the computer to communicate with aircraft or a weapon system.

     The addition of a fail-safe mechanical switch to a weapon firing system.

    It is very common for customers to need small changes to standard products. In most cases, these changes can be accommodated through circuit board and software upgrades. This ability enhances and extends the life of the product line.

    In the early phase of a military program, Paravant will often design, engineer and fabricate a prototype. Once this is successfully done, the Company is generally in a better position to obtain the full production run for that specific program. The Company also engages in system integration and post-sale services to assist the customer in attaining operational status for the systems.

    Management believes that by providing custom engineering services and producing prototypes the Company facilitates the marketing of Paravant's products and enables the Company to increase its margins by offering higher value added services. Management anticipates, due to governmental budgetary constraints and the anticipated continuing desire of DoD customers to procure COTS, a continued reduction in the number of programs pursuant to which customization services will be funded. While engineering services represent a very low percentage of total sales, the Company believes these efforts still lead to significant production contracts. Customization services are of significant value to Paravant's customers and, accordingly, management intends to continue to offer such services on a reduced or no-charge basis, where offering such services will lead to production orders. The Company generally expenses the associated costs as they are incurred.

NEW PRODUCTS

    The Company has new products in development targeted to its historical customer base. The products can generally be said to be faster, more powerful and more portable and cost less than existing products. The Company also has an ongoing effort to upgrade the capability of its DSP systems to simultaneously process more input signals. Any enhanced capability is typically made part of the standard product line.

    Paravant developed a new system, the RNB 550, which could be used either in portable mode or can be mounted in military vehicles. In 2000 the RNB 550 was redesigned to fit the needs of the Army FBCB2 program and designated the Applique rugged vehicle system. The product design incorporates a case fabrication methodology that will allow Paravant to reduce its costs while bringing its rugged, reliable performance to many applications that previously could not afford Paravant solutions. The initial focus for this product in its vehicle configuration will be the Army's battlefield digitization initiative through the FBCB2 program, with variations of the system being offered to military forces of U.S. allies in the future.

    In the area of signal intelligence equipment, the Company works to develop new products that will enhance business prospects for future years. The rapid advancement of computer technology is one example. As the clock rates on computer chips have increased, interface devices, which are among the

Company's products, have to be continually revised or redesigned to take advantage of higher speed computers.

SUPPLY AND MANUFACTURING

    The Company designs and engineers substantially all of its products, purchases their components from third parties and then tests and assembles the final products. As part of this process, Paravant has the ability to either design or purchase the printed circuit boards depending on a customer's performance needs and price point. The Company can also fabricate prototypes for testing.

    For certain computer customers requiring 'configuration control' or the ability to identify the precise lot number of every component for future problem tracking, the Company then purchases all the necessary components for the board and provides them in kit form to specialized board fabricators for both pilot and production runs.

    The Company anticipates that it will continue to outsource board fabrication and assembly. Given the rapid changes in board production technology, management believes its subcontractors best serve its needs in this specialized area. Outsourcing allows the Company's products to receive the benefit of the latest technological developments in board production at an acceptable cost.

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

    With the exception of a small number of major programs such as Applique, the Company does not assemble its products on a continuous mass-production basis. Instead, its products are usually assembled on a batch basis in which products move from station to station. Tests are performed at various stages of the process according to Paravant's standards or as requested by specific customers. Further testing of products is generally accomplished at the end of the assembly process. The Company's manufacture of products is usually done pursuant to specific purchase orders.

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

    The Company's design, engineering and assembly facilities are located in Melbourne, Florida, Dayton, Ohio, Columbia, Maryland and Colorado Springs, Colorado. Certain of these facilities comply with certain U.S. military specifications necessary for the manufacture and assembly of products supplied to it. In addition, on March 27, 1998, the Company's Melbourne manufacturing and assembly facilities were certified as being in compliance with the quality management and assurance standards of ISO-9001, an international standard promulgated by the International Organization of Standardization, a worldwide federation of standards bodies from approximately 100 countries. These standards have been adopted by the European Economic Community as their preferred quality standards and, to some degree, by the DoD. The Company believes that such certification will enable it to increase its marketing opportunities in the domestic and international military markets for ruggedized computers.

    The Company has entered into licensing arrangements for certain hardware and software elements contained in, or used in conjunction with, its devices. These agreements are usually non-exclusive, provide for minimum fees and royalties related to sales to be paid by the Company to the particular licensor, run for a limited term and are subject to other terms, conditions and restrictions.

    Paravant receives its basic operating software systems, MS-DOS and various Window versions from Microsoft, Inc. pursuant to such licensing arrangements. It also obtains from Phoenix Technologies, Inc.

its BIOS (Basic Input/Output System) pursuant to a separate license agreement. Under either arrangement, the Company may modify such software and occasionally alters the BIOS for special situations. The termination, suspension or curtailment of these or other licensing arrangements to which the Company is a party may have a material adverse impact on its business and operations.

WARRANTY AND CUSTOMER SERVICE

    For both computer products and signal intelligence equipment, the Company usually provides either 90-day or one-year warranties covering both parts and labor, although customers may purchase extended warranties. In regard to the avionics related equipment, there is generally no warranty unless it is separately purchased. At its option, Paravant repairs or replaces products that are defective during the warranty period if the proper usage and preventive maintenance procedures have been followed by its customers. Repairs that are necessitated by misuse of such products or are required beyond the warranty period are not covered by its normal warranty.

    In cases of defective products, the customer typically returns them to a Paravant facility. The Company's service personnel then replace or repair the defective items and ship them back to the customer. Generally, all servicing is done at the Company's facilities, and it charges its customers a fee for those service items that are not covered by warranty.

    Some personnel in the Company's customer service area and from engineering often answer technical questions from customers and offer solutions to their specific applications problems. In certain instances, other personnel receive and process orders for product demonstrations, disseminate pricing information and accept purchase orders for equipment.

MARKETING AND SALES

    The Company markets its products and services through an internal sales force, manufacturers' representatives in the U.S. and a small number of distributors abroad. Its foreign distributors serve in several countries, including England, France, Japan, Australia and Germany. However, direct sales to foreign customers for the years ended September 30, 2000 and 1999 were only 5% and 1% of total sales, respectively.

    Sales of the Company's products or services to foreign distributors are generally made pursuant to written contracts. Under such contracts, the distributor is granted either an exclusive or non-exclusive territorial and product representation right as well as discounts based on the list price, which vary based on the type or amount of products sold. In some cases, there are minimum order requirements. Due to the custom nature of Paravant's products, its foreign distributors generally do not keep its products in their inventory until specific orders are obtained. The term of these agreements generally run from 1 to 3 years but are terminable on short (30-90 days) notice. Payment is due in U.S. dollars within 30 days after delivery. These contracts are subject to other terms and conditions. The Company has a primary distributor for Asia and another primary distributor for Europe. No one international distributor accounts for more than 5% of its total sales in any period referred to above.

    The Company promotes its computer products through the dissemination of product literature, exhibition at trade shows, web pages, seminars, news releases, and newsletters. Paravant does little advertising in trade periodicals. A significant portion of the Company's sales leads has historically been generated by referrals.

    In the military market, the sales cycle for the Company's products usually entails a number of complicated steps and can take from one year to five years. Sales to the military and government markets are greatly influenced by special budgetary and spending factors pertinent to these organizations.

CUSTOMERS

    The Company sells its products and services, directly or indirectly, to the U.S. and foreign military establishments, large aerospace and military contractors supplying these establishments, and government agencies. The principal customers of the Company are the U.S. Government and DoD contractors, which are subject to federal budgetary constraints. For the fiscal year ended September 30, 2000, TRW accounted for 30% of the Company's total sales. For the fiscal years ended September 30, 2000 and 1999, the National Reconnaissance Office accounted for 10% and 41% of the Company's total sales, respectively. For those same periods, Raytheon, Lockheed Martin, and the U.S. Air Force accounted for 15% and 8%, 10% and 14%, and 0% and 11% of the Company's total sales, respectively. The loss of any significant customers could have a material adverse impact on Paravant's business.

COMPETITION

    The military electronics products market is highly competitive and the Company expects that competition will continue to be strong in the future. Some of the Company's current and potential competitors have significantly greater technical, manufacturing, financial, and marketing resources than the Company. Substantial competition could have a material adverse effect on the Company's results of operations.

    With respect to its computer business, the Company encounters competition from Litton Data Systems, Phoenix, CDC (division of General Dynamics) and Miltope in military applications along with Dolch, General Electric, Cyberchron and DRS (formerly CODAR). Certain large manufacturers of commercial notebook computers such as Panasonic, Amrel and IBM have introduced commercial notebooks that have been sealed and ruggedized to some extent. Management believes that the Company's ability to increase market penetration into the commercial sector is limited by the entry of such manufacturers into the ruggedized computer market. However, Paravant makes extensive modifications and refinements of its computers for its military customers pursuant to their specifications and special needs. Consequently, Paravant's products often function at a higher level of performance and reliability than its competitors.

    In the avionics equipment business, the primary competition is with a wide variety of organizations ranging from the largest aerospace corporations such as Lockheed Martin and Sikorsky Aircraft, to small 8-A (disadvantaged and minority-owned, as defined by the DoD) companies. The Company's ability to win competitive procurements is based upon technical competence in selected areas, a demonstration of low risk to the program schedule and a reasonable cost basis.

    In the DSP business, the Company often competes with internal project engineers of primary government contractors, who make decisions to provide internally developed solutions or to outsource their requirements to the Company.

    Paravant engages in both competitive bid contracts and sole source contracts. The competition for competitively bid contracts differs from the competition for sole source contracts. Companies vying for competitive bid contracts prepare bids and proposals in response to a commercial or government request and typically compete on price. Potential suppliers compete informally for sole source contracts through R&D investment and marketing efforts.

    Companies competing for sole source contracts attempt to identify the customer's requirements early and invest in solutions so that they can demonstrate a distinguishing expertise or technology promptly after the customer has identified a requirement. The principal factors of competition for sole source contracts include investment in R&D; the ability to respond to customer needs promptly; and product price relative to performance, quality and customer support. Management believes the Company competes favorably in each of these factors.

BACKLOG

    As of September 30, 2000, the Company's backlog was approximately $27.1 million, including approximately $6.5 million for the two subsidiaries acquired during the current fiscal year. The Company's backlog as of September 30, 1999 was approximately $13.9 million. Five customers accounted for approximately 39%, 20%, 8%, 5% and 5% of the backlog as of September 30, 2000. As of December 13, 2000, the Company's backlog was approximately $19.2 million, and the Company currently expects to manufacture and deliver substantially all of the products in backlog within the next 12 months. In addition to the firm fixed price purchase orders, the Company has $7.9 million in unfunded, deliverables from an Indefinite Delivery, Indefinite Quantity ('IDIQ') contract. This additional $7.9 million of products in backlog should be completed over the next 36 months. As of December 7, 1999, the Company's backlog was approximately $7.8 million. This increase in backlog may not result in increased revenues and net income for the fiscal year ending September 30, 2001.

    Substantially all the Company's backlog figures are based on purchase orders executed by the customer. All orders are subject to cancellation, but in that event, Paravant is generally entitled to reimbursement of its cost and negotiated profits, provided that such contract would have been profitable.

RESEARCH, DEVELOPMENT AND ENGINEERING

    The markets served by the Company are characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. Paravant's business requires ongoing research and development efforts. Future success will depend on the Company's ability to enhance its current products, and develop and introduce new products that keep pace with technological developments in response to evolving customer requirements. The Company's research, development and engineering activities are primarily accomplished on an in-house basis.

    Research, development and engineering expenses during the fiscal years ended September 30, 2000 and 1999 were $2,848,566 and $2,536,530, and represented 7%
and 6% of total sales, respectively. These amounts do not include research and development funded by customers, which is included in the cost of sales of certain products to those customers. This allows Paravant to invest in new developments for specific customers, and these additional expenditures enable Paravant to meet specific customer demands.

INTELLECTUAL PROPERTY

    Proprietary information and know-how are important to the Company's commercial success. Paravant holds no patents or copyrights but has trademark protection for the Paravant name and logo. There can be no assurance that others will not either develop independently the same or similar information or obtain and use proprietary information of the Company. However, the majority of Paravant employees have signed confidentiality agreements regarding Paravant's proprietary information, and only certain senior executive officers and subsidiary officers have signed non-competition agreements.

    The Company also has non-competition agreements with former principals of its acquired subsidiaries who are not employed by the Company.

GOVERNMENT REGULATIONS AND CONTRACTS

    Due to the nature of the products designed, manufactured and sold by Paravant for military applications, it is subject to certain DoD regulations. In addition, commercial enterprises engaged primarily in supplying equipment and services, directly or indirectly, to the U.S. government are subject to special risks. These risks include dependence on government appropriations, termination without cause, contract renegotiations, loss of necessary security clearances and competition for the available DoD business. Paravant has no material direct DoD contracts, however, that are subject to renegotiation in the foreseeable future and is not aware of any proceeding to terminate material DoD contracts in which it may be indirectly involved. In addition, many of the Company's contracts provide for the right to audit its cost records and are subject to regulations providing for price reductions if inaccurate cost information was submitted by Paravant.

    Government contracts governing the Company's products are often subject to termination, negotiation or modification in the event of changes in the government's requirements or budgetary constraints. Products sold by Paravant for government applications are primarily sold to companies acting as contractors or subcontractors and not directly to government entities. Agreements with such contractors or subcontractors generally are not conditioned upon completion of the contract by the prime contractor. To the extent that such contracts are so conditioned, a failure of completion may have a material adverse effect on the Company' business. Currently, it does not have any contracts so conditioned. See 'COMPETITION'.

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

EMPLOYEES

    As of November 30, 2000, the Company had 224 employees including its officers, of whom 77 were engaged in manufacturing and repair services, 38 in administration and financial control, 89 in research, development and engineering and 20 in marketing and sales.

    None of the Company's employees are covered by a collective bargaining agreement or is represented by a labor union. Paravant considers its relationship with its employees to be satisfactory.

    The Company places significant reliance upon its senior corporate executives and subsidiary executives. The loss of one or more of these individuals could have a material adverse impact on the Company. To address these concerns, the Company has prepared a management succession plan that is updated as circumstances require.

    The design and manufacture of the Company's equipment requires substantial technical capabilities in many disparate disciplines from mechanics and computer science to software programming, electronics and mathematics. While management believes that the capability and experience of its technical employees compares favorably with other similar manufacturers, there can be no assurance that it can retain existing employees or attract and hire the highly capable technical employees necessary in the future on terms deemed favorable to it, if at all.

ITEM 2. DESCRIPTION OF PROPERTY

    The Company's principal executive offices are located in Morristown, New Jersey. The following table sets forth certain information concerning the Company's facilities:

PROPERTY                 LEASED OR OWNED     USAGE      SQUARE FEET      EXPIRATION
--------                 ---------------     -----      -----------      ----------
Morristown, NJ.........      Leased        Corporate      (5)         January 31, 2001
                                          Headquarters
Dayton, OH (1).........      Leased        Operating      27,033       August 31, 2004
                                            Facility
Columbia, MD (2).......      Leased        Operating       5,500      December 31, 2000
                                            Facility
Colorado Springs,
  CO (3)...............      Leased        Operating      15,000       April 30, 2004
                                            Facility
Melbourne, FL (4)......       Owned        Operating      53,500             n/a
                                            Facility
Melbourne, FL..........      Leased        Operating      17,300      December 31, 2001
                                            Facility

---------

(1) This space is leased from Beavercreek Enterprises, an entity controlled by Paravant's Chairman.

(2) Following expiration this property will be leased on a month-to-month basis.

(3) A new lease for a 20,000 square foot facility will commence on or about May 1, 2001 and expire on April 30, 2011.

(4) The Company acquired this facility during fiscal 2000 and has moved certain Melbourne operations to this facility. The Company expects to move the remainder of its Melbourne operations to this facility during fiscal 2001. The acquisition of this facility and subsequent renovations were financed pursuant to a mortgage note payable to First Union National Bank providing for borrowings of up to $3,560,000 at a variable interest rate equal to one month LIBOR plus 1.65%. See 'Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources.'

(5) The rental agreement is for an executive office suite and also includes the rental of office furniture and secretarial and other administrative services.

ITEM 3. LEGAL PROCEEDINGS

    On September 18, 1996, a former controller of Paravant filed an action in the Circuit Court of the State of Florida, Brevard County, entitled, Christopher
R. Exley v. Paravant Computer Systems, Inc., Richard P. McNeight, William R. Craven, UES of Florida, Inc. and Krishan K. Joshi (Case No. 96-15091 CA), against the Company and certain of its officers, directors and principal stockholders, alleging, among other things, retaliatory personnel actions by the defendants. Plaintiff is seeking damages for approximately $1 million, plus fees and costs. Plaintiff alleges that he was improperly terminated in December 1994 as a result of his refusal to account for certain transactions in a specified manner. On March 7, 2000 the Court entered final partial summary judgment in the Company's favor with respect to one of the two counts of the plaintiff's amended complaint. The Company will continue to vigorously defend itself in this matter. Management of the Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company.

    On November 14, 2000, a former business development manager of Paravant filed an action in the Circuit Court of the State of Florida, Brevard County, entitled, William Langford v. Paravant Inc. (Case No. 05-2000-CA-18142), against the Company alleging beach of contract. Plaintiff is seeking damages for approximately $7.4 million, plus fees and costs. Plaintiff alleges that he was improperly terminated in July 2000 in an effort by the Company to avoid paying commissions due to plaintiff under an employment contract. The Company has filed a motion to dismiss the complaint and will vigorously defend itself in this matter. Management of the Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company.

    The Company is not a party to or involved in any other pending legal proceedings.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) Market Information.

    The shares of common stock of the Company trade on the Nasdaq Stock Market National Market under the symbol 'PVAT'. The range of high and low reported closing sales prices for the common stock as reported by Nasdaq for the last two years of trading were as follows:

                                                                  HIGH            LOW
                                                                  ----            ---
October 1, 1998 to December 31, 1998........................  $2 15/32       $1 1/8
January 1, 1999 to March 31, 1999...........................  $2 5/8         $1 3/4
April 1, 1999 to June 30, 1999..............................  $3 5/8         $2 1/64
July 1, 1999 to September 30, 1999..........................  $4 11/32       $2 5/16
October 1, 1999 to December 31, 1999........................  $3 5/8         $2 7/32
January 1, 2000 to March 31, 2000...........................  $3 21/32       $2 17/32
April 1, 2000 to June 30, 2000..............................  $3             $2 1/8
July 1, 2000 to September 30, 2000..........................  $3             $2 1/2
October 1, 2000 to December 13, 2000........................  $2 15/16       $2 1/8

    The prices set forth above reflect inter dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

    (b) Holders.

    On December 13, 2000, as reported by the Company's transfer agent, shares of common stock were held by 212 persons, based on the number of record holders, including several holders who are nominees for an undetermined number of beneficial owners.

    (c) Dividends.

    The Company has not paid any dividends on its shares of common stock and intends to follow a policy of retaining any earnings to finance the development and growth of its business. Accordingly, it does not anticipate the payment of cash dividends in the near future. However, the payment of dividends, if any, rests within the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, its capital requirements, its overall financial condition and possible restrictions on the payment of dividends included in the Company's credit agreement. See 'MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATION -- LIQUIDITY AND CAPITAL RESOURCES'.

    (d) Recent Sales of Unregistered Securities.

    In connection with the Tri-Plex Acquisition, the Company issued warrants to purchase up to 120,000 shares of common stock to the former shareholders of Tri-Plex in an exempt transaction in reliance upon Section 4(2) under the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

    Paravant Inc. is a defense electronics company engaged in the design, development, production and sale of electronic hardware for military and intelligence applications. The products include C4 systems, specializing in rugged, hand-held and laptop computer products primarily for military applications; airborne and avionics systems for the U.S. DoD and allies of the U.S.; and electronic signal conditioning and analysis systems for foreign and domestic intelligence agencies.

    The principal customers of the Company are U.S. Government agencies, governments of U.S. allies and contractors who are subject to federal budgetary constraints. The work is generally performed under fixed price orders.

    The Company's revenues are almost entirely derived from fixed price contracts, which provide that the Company perform a contract for a fixed price and assume the risk of any cost overruns. Less than

1% of the Company's revenues are derived from cost plus reimbursement contracts, which provide that the Company receives the direct and indirect costs of performance plus a negotiated profit.

    Under fixed price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies or other factors, are borne by the Company, and could have a material adverse effect on the Company's results of operations.

    Revenues from fixed price contracts to design, develop and manufacture complex electronic equipment to a buyer's specification or to provide services related to the performance of such contracts are recognized using the percentage-of-completion method of accounting. Under this method, revenues are measured by the ratio of costs incurred to date to the estimated total costs to complete each contract. This method is used because management believes costs incurred to be the best measure of progress on these contracts. Profit incentives are included in revenues when earned.

    Cost of revenues includes all direct costs and those indirect costs that relate to contract performance or product or service delivery. Selling, general and administrative costs are charges to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to cost and income and are recognized in the period in which the revisions are determined.

    The Company generally recognizes revenue on other products sales or services when an order has been received, the product has been shipped or services rendered, pricing is fixed or determinable, and collectibility is reasonably assured. Cost of sales includes the Company's estimate of any warranty, re-work, or other concessions the Company expects to incur in connection with a sale.

    The following discussion and analysis of the Company's results of operations, liquidity and financial condition should be read in conjunction with the financial statements of the Company and related notes thereto.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2000 VS. SEPTEMBER 30, 1999

    Revenues for 2000 were $40,409,568, a decrease of $1,869,910 or 4% from 1999 revenues of $42,279,478. This decrease is due to a $14.1 million decrease in sales of its signal intelligence products primarily attributable to reduced purchases of a significant customer. Sales of the Company's medical products, a market which management has elected to exit, decreased by $2.0 million. The decrease was offset by an increase of $10.7 million in sales of the Company's C4I products due primarily to revenue recognized under a $13.6 million military contract and revenues of $3.5 million from acquired operations (See Note 2 of Consolidated Financial Statements).

    Cost of revenues was $22,353,902 in 2000, or 55% of revenues, compared to $20,840,615 or 45% in 1999, a total increase of $1,513,287 or 7%. The increase resulted from a change in the sales mix toward the Company's military products, which have higher material and production costs than the Company's other products.

    Sales and marketing expense of $2,032,449 in 2000 decreased by $263,648 or 12% from 1999 expense of $2,296,097. As a percentage of revenues, sales and marketing expense was 5% in both 2000 and 1999. The decrease in sales and marketing expense is due primarily to decreased sales and commission expense.

    Research, development and engineering expense of $2,848,566 in 2000 increased by $312,036 or 12% from 1999 expense of $2,536,530. As a percentage of revenues, research, development and engineering expense was 7% and 6% in 2000 and 1999, respectively. The increase is attributable to $543,948 from acquired operations offset by certain engineering direct costs charged to a significant contract accounted for under the percentage-of-completion method of accounting.

    General and administrative expense of $6,610,807 in 2000 increased by $2,210,246 or 50% from 1999 expense of $4,400,561. As a percentage of revenues, general and administrative expense was 16% and 10% in 2000 and 1999, respectively. $857,911 of the increase is attributable to acquired operations. The remaining increase is primarily due to increases in salaries, incentive compensation, professional fees, and public relations expense.

    Amortization of goodwill and other intangible assets increased by $522,452 or 27% to $2,491,100 in 2000 from 1999 expense of $1,968,648. As a percentage of revenues, amortization of goodwill and other intangible assets was 6% and 5% in 2000 and 1999, respectively. The increase is due to amortization of goodwill and intangible assets recorded in 2000 as result of the Tri-Plex and CRI acquisitions.

    Non-recurring expenses of $685,813 in 2000 represent negotiated amendments and separation agreements related to certain employment contracts during the quarter ended March 31, 2000.

    Income from operations decreased to $3,386,930 for 2000 from $10,237,026 in 1999, a decline of $6,850,095 or 67%. As a percentage of revenues, income from operations decreased to 8% in 2000 from 24% in 1999. The decrease in income from operations overall resulted primarily from the decrease in revenues, increase in cost of revenues, and increase in selling and administrative expense as discussed above.

    Investment income for 2000 increased by $183,746 or 304% to $244,162 in 2000 from $60,416 in 1999. The increase is primarily due to unrealized appreciation of marketable securities of $160,219 recorded in 2000.

    Interest expense for 2000 decreased by $175,522 or 23% to $601,554 from $777,076 in 1999. The decrease is due to a decrease in the average outstanding credit balances during the year.

    Income tax expense as a percent of revenues increased to 48% in 2000 from 39% in 1999. The increase in the effective tax rate is due primarily to an increase in the proportion of non-deductible goodwill amortization in 2000 relative to pre-tax net income.

    The Company's net income declined by 73% to $1,584,425 in 2000 from $5,885,642 in 1999, a decrease of $4,301,217. Net income as a percentage of revenues was 4% in 2000 compared to 14% in 1999. The decrease in net income resulted primarily from decreased revenues, increased cost of revenues, and increased selling and administrative expenses.

QUARTERLY RESULTS

    The following table sets forth certain unaudited quarterly financial data for the eight quarters ending September 30, 2000. In the opinion of the Company's management, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The first quarter of fiscal year 2000 reflects a reclassification between research, development and engineering expenses and general and administrative expenses which was not reflected in the unaudited income statement filed with the Form 10-QSB for the quarter ended December 31, 1999. Management has determined that this reclassification was necessary to provide presentation of these expenses that is consistent with that of the subsequent three quarters. There were no changes to revenues, income from operations, net income or earnings per share. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per common share data.

                                                                    FISCAL YEAR 2000
                                                          -------------------------------------
                                                            Q1        Q2        Q3        Q4
                                                            --        --        --        --
Revenues................................................  $ 7,705   $ 7,895   $ 8,067   $16,742
Cost of revenues........................................    3,692     4,472     4,532     9,658
Sales and marketing.....................................      504       492       519       517
Research, development & engineering.....................      617       470       563     1,199
General and administrative..............................    1,157     1,342     1,385     2,727
Amortization of goodwill & intangible assets General and
  administrative........................................      508       508       527       948
Non-recurring expense...................................    --          686     --        --
                                                          -------   -------   -------   -------
    Total costs and expenses............................    6,478     7,970     7,526    15,048
                                                          -------   -------   -------   -------
        Income from operations..........................    1,227       (75)      541     1,694
Other income (expense):
    Investment income...................................       13       233       (14)       12
    Interest expense....................................      (47)      (46)      (74)     (434)
    Miscellaneous.......................................        6         3         1         7
                                                          -------   -------   -------   -------
        Income before income taxes......................    1,199       115       454     1,279
Income tax expense......................................      573        55       217       617
                                                          -------   -------   -------   -------
        Net income......................................  $   626   $    60   $   237   $   662
                                                          -------   -------   -------   -------
                                                          -------   -------   -------   -------
Net income per common share:
    Basic...............................................    $0.04     $0.00     $0.01     $0.04
    Diluted.............................................     0.04      0.00      0.01      0.04
Weighted average shares outstanding:
    Basic...............................................   17,548    17,506    17,371    17,134
    Diluted.............................................   17,990    18,088    17,796    17,582

                                                                    FISCAL YEAR 1999
                                                          -------------------------------------
                                                            Q1        Q2        Q3        Q4
                                                            --        --        --        --
Revenues................................................  $ 8,482   $12,298   $ 9,959   $11,541
Cost of revenues........................................    4,108     5,624     4,587     6,522
Sales and marketing.....................................      511       514       615       656
Research, development & engineering.....................      635       779       628       494
General and administrative..............................    1,011     1,245       941     1,204
Amortization of goodwill & intangible assets............      486       493       494       496
                                                          -------   -------   -------   -------
    Total costs and expenses............................    6,751     8,655     7,265     9,372
                                                          -------   -------   -------   -------
        Income from operations..........................    1,731     3,643     2,694     2,169
Other income (expense):
    Investment income...................................       57         1        40       (33)
    Interest expense....................................     (247)     (240)     (203)      (87)
    Miscellaneous.......................................        2        15        20       117
                                                          -------   -------   -------   -------
        Income before income taxes......................    1,543     3,419     2,551     2,166
Income tax expense......................................      610     1,350     1,007       826
                                                          -------   -------   -------   -------
        Net income......................................  $   933   $ 2,069   $ 1,544   $ 1,340
                                                          -------   -------   -------   -------
                                                          -------   -------   -------   -------
Net income per common share:
    Basic...............................................    $0.08     $0.17     $0.11     $0.08
    Diluted.............................................     0.07      0.16      0.11      0.07
Weighted average shares outstanding:
    Basic...............................................   12,253    12,300    13,837    17,470
    Diluted.............................................   12,563    13,319    14,384    18,059

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company has floating rate financing with National City Bank in an amount up to $23 million under a revolving line of credit with a maturity date of December 31, 2001, convertible thereafter to five-year term debt. Pursuant to the loan agreement, the rate of interest is to be determined at a rate equal to the Bank's prime rate, the federal funds or LIBOR rate plus a margin which ranges from 1.5% to 2% based on the debt to tangible net worth ratio at the beginning of the applicable LIBOR rate contract period. The Company may elect among the rates based upon conditions on the dates upon which funds are drawn. The line of credit is secured by a first security interest in accounts receivable, contract rights, inventory, equipment and other security reasonably requested by National City Bank. The loan agreement includes various loan covenants and restrictions of a customary nature which may, under certain circumstances, limit the ability of the Company to pay cash dividends, undertake additional acquisitions, make certain changes in the Company's management, or otherwise limit obligations undertaken by, or operations of, the Company. As of September 30, 2000, there were borrowings of $18,448,847 outstanding under this arrangement with National City Bank.

    The Company has subordinated notes, payable to each of the previous shareholders of EDL and STL, aggregating $1,477,500, as of September 30, 2000. These notes bear interest at 8%, are payable in quarterly payments which began April 1, 1999 and mature on January 1, 2002. These notes are subordinate to the rights of the Bank. In addition, the Company has notes payable to each of the previous shareholders of Tri-Plex aggregating $250,000. These notes bear interest at prime and are payable, with accrued interest, on January 26, 2001.

    During the year ended September 30, 2000, the Company incurred $2,878,516 of costs, including capitalized interest of $60,466, for the acquisition and renovation of an office and manufacturing facility for its PCS subsidiary in Melbourne, Florida. The first phase of the renovation, housing PCS's manufacturing operations, was completed during the quarter ended June 30, 2000. Completion of the second and final phase of the renovation is expected during the second quarter of fiscal 2001 at additional cost of approximately $1.7 million. The acquisition and subsequent renovations were financed by a mortgage note payable to First Union National Bank ('First Union'). The mortgage note provides up to $3,560,000 at a variable interest rate equal to the one month LIBOR plus 1.65%. At September 30, 2000, there were borrowings of $1,945,000 under the mortgage note payable. Interest on the mortgage note is payable monthly through December 2001, after which monthly principal and interest payments will be made through December 1, 2016.

    The Company also has capital lease obligations of $50,583 at September 30, 2000. These capital lease obligations bear interest rates of 1.25% to 1.50% over the prime rate and are expected to be satisfied within two years.

    The Company has, and continues to have, a dependence upon a few major customers for a significant portion of its revenues. The potential impact of losing a major customer without securing offsetting and equivalent orders could result in a significant negative impact to the operating results of the Company. Management believes this concentration will not adversely affect operating results in the future. The profit margin contributions of the Company's major customers are not generally different from those of its other customers as a whole.

    The Company's operating cash flow was $6,556,762 and $2,340,132 for 2000 and 1999, respectively. The increase in the Company's operating cash flow resulted primarily from a decrease in accounts receivable and an increase in accounts payable, offset by increases to contracts in progress and inventory.

    Net cash used by investing activities during 2000 was $25,365,140 compared with $10,057,916 in 1999. Investing activities include $19,741,635 expended for the Triplex and CRI Acquisitions in 2000 and

$9,046,376 expended in 1999 for the EDL-STL Acquisition. Capital expenditures for 2000 and 1999 were $4,952,304 and $1,377,227, respectively. Capital expenditures during 2000 were primarily for real estate, demonstration equipment and molds, and office equipment and furniture. Capital expenditures during 1999 were primarily for demonstration equipment and molds and office equipment and furniture. Purchases of marketable securities related to deferred compensation agreements was $674,101 for 2000 and $488,670 for 1999.

    As of September 30, 2000, management believes inventory balances are not in excess of requirements for deliveries and normal minimum stocking levels.

    Generally, accounts receivable at the end of each quarter are collected within the following quarter. The Company's total outstanding accounts receivable balance was $9,069,459 at September 30, 2000. The Company has provided an allowance for certain older balances of $149,260. This allowance is believed to be sufficient to address any uncollectible balances outstanding as of September 30, 2000.

    On June 3, 1998, the Company entered into a loan agreement with an officer and director of the Company. The note receivable of $215,684 bears interest at the rate of interest then applicable for borrowings by the Company under the Company's then-existing line of credit or other primary lending arrangement with its primary lender, with interest payable annually, and matures on June 3, 2003.

    As of September 30, 2000 and 1999, the Company's backlog was approximately $27.1 million and $13.9 million, respectively, consisting of firm fixed price purchase orders. All of these purchase orders are expected to generate profits within the Company's historical levels. The Company believes that the completion of the orders comprising its backlog, and any new orders which may be accepted by the Company in the future, should not result in additional liquidity pressures that cannot be addressed in a manner consistent with the Company's past practices. The Company currently expects to manufacture and deliver substantially all of the products in backlog within the next 12 months. In addition to the firm fixed price orders, the Company has $7.9 million in unfunded, deliverables from an IDIQ contract. This additional $7.9 million of products in backlog will be completed over the next 36 months.

    Although the backlog as of September 30, 2000 shows an increase over the backlog as of September 30, 1999, the prior year backlog does not include any purchase orders for the two subsidiaries acquired in the current fiscal year. As previously noted, the backlog as of December 7, 1999 was approximately $7.8 million compared to the Company's current backlog of approximately $19.2 million. See 'BUSINESS -- BACKLOG.' This increase in backlog may not result in increased revenues and net income for the fiscal year ending September 30, 2001.

    On November 2, 1999, the Board of Directors authorized the Company to repurchase up to 1,000,000 of its outstanding shares of common stock through November 2, 2000 for a maximum purchase price, including commissions, not to exceed $3,500,000 in the aggregate. Through September 30, 2000, the Company repurchased 640,681 shares of its common stock for a total cost of $1,815,201 at an average purchase price of $2.83 per share. No repurchases were made from October 1, 2000 through November 2, 2000. The Board of Directors has extended the repurchase program through November 2, 2001.

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

TRI-PLEX ACQUISITION

    On May 26, 2000 the Company consummated a purchase business combination of all outstanding common stock of Tri-Plex. Tri-Plex, whose customers include the National Security Administration

('NSA'), provides specialized telecom interfaces and telecom recorders that are engineered to meet specific markets in the signal intelligence business. Pursuant to the acquisition agreement the Company paid an aggregate consideration consisting of (i) $6,300,000 in cash, (ii) $250,000 of notes payable, due January 26, 2001 and bearing interest at prime and (iii) warrants to purchase 120,000 shares of the Company's common stock valued at $223,200. In connection with the acquisition a contingent cash earn-out may be payable by the Company under specified circumstances based on future profits of the acquired operation over a two-year period. The earn-out, if any, will be recorded as additional consideration, increasing the amount of goodwill, and will be amortized over the remaining life of this asset. The cash portion of the consideration paid by the Company was financed by borrowings under the revolving line of credit agreement with National City Bank, as previously discussed.

CRI ACQUISITION

    On July 11, 2000 the Company consummated a purchase business combination, effective July 1, 2000, of all outstanding common stock of CRI. CRI, whose customers include the U.S. Navy and large government prime contractors, designs and builds digital signal processor chips and board products that are used for signal intelligence, radar, and electronic intelligence applications as well as satellite ground station processing systems. Pursuant to the acquisition agreement the Company paid an aggregate consideration of (i) $13,800,000 in cash and (ii) up to $2,500,000 in subordinated promissory notes covering a contingent earn-out based on future earnings of the acquired operation over a thirty-nine month period. The earn-out, if any, will be recorded as additional consideration, increasing the amount of goodwill, and will amortized over the remaining life of this asset. The Company also paid $200,000 to the selling shareholders for certain covenants not to compete. The cash portion of the consideration paid by the Company was financed by borrowings under the revolving line of credit agreement with National City Bank.

CAUTIONARY STATEMENT

    This Annual Report on Form 10-KSB contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include the following, as well as those specifically enumerated in the following section: the budgetary and appropriations policies of the Company's governmental customers; the competitive environment for the Company's products and services; the timing of new orders; and the degree of market penetration of the Company's new products. The words 'believe,' 'estimate,' 'expect,' 'intend,' 'anticipate,' 'will,' 'could,' 'may,' 'should', 'plan', 'potential','predict', 'forecast' and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

SUMMARY OF BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND/OR STOCK PRICE

    Our future operating results and stock price may be subject to volatility, particularly on a quarterly basis, due to the following (references to 'we,' 'us' or 'our' in this subsection refer to Paravant):

    Our success depends upon military and signal intelligence community expenditures: Most of our historical sales have been to the U.S. military, foreign allied militaries, military suppliers or the signal intelligence community. Our future success depends on the military's continued purchase of our portable computers or equipment manufactured by others that contain our devices and the signal intelligence community's continued purchase of our DSP equipment. Many governments have attempted to reduce military expenditures for a number of reasons, including budget deficit reduction and a perceived easing of global tensions. For the past several years, the uncertain defense budget situation has caused delays in contract awards and reduced funding for various military programs. Although to date we have generally not been adversely affected by delays in contract awards or reductions in spending, any future delays or reductions may have a material adverse effect on our business.

    Recent announcements from the National Security Agency have suggested spending patterns within that agency may be shifted away from the data collection and analysis products we provide and toward infrastructure products (such as large scale information technology devices and systems), which we do not provide. Such changes in buying patterns could reduce our revenues.

    A significant amount of our revenues comes from a few customers: Our business substantially depends on a relatively small number of customers and DoD programs. In recent fiscal years, TRW, Raytheon, the National Reconnaissance Office and Lockheed Martin have accounted for a significant portion of our total sales. In addition, as of September 30, 2000, our backlog was approximately $27.1 million, consisting of firm fixed price purchase orders, 77% of which was represented by large orders from 5 customers. If we experience a loss or diminution of orders from any of these customers, our results of operations or financial condition could be materially and adversely affected. Also, in recent years prime contractors serving the defense industry have undergone consolidation. The reduction in the number of defense contractors could negatively impact on our business.

    Our quarterly results fluctuate significantly: We have experienced significant fluctuations in operating results from quarter to quarter and expect that it will continue to experience such fluctuations in the future. These fluctuations are caused by, among other factors, conditions inherent in government contracting and our business, such as the timing of cost and expense recognition for contracts and the U.S. Government contracting and budget cycles. Fluctuations in quarterly results, shortfalls in revenues or earnings from levels forecast by securities analysts, changes in estimates by analysts, competition, or announcements of extraordinary events such as acquisitions or litigation may cause the price of our common stock to fluctuate substantially.

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

    Integration of our recently acquired operations is important to our success:
During fiscal 2000 we completed the Tri-Plex and CRI acquisitions. Each of the companies acquired was previously operating as an independent entity. The synergies expected to be developed include cross-selling products, cross-fertilization of technology, and sharing of customers. Development of these synergies and retention of their key employees and customers is critical to our future success.

    The completion of our backlog may not be profitable and could adversely affect our liquidity: The purchase orders included in our backlog may not generate profits within historical levels. In addition, the completion of the orders constituting our backlog, and any new orders that may be accepted by us, could result in additional liquidity pressures that cannot be addressed in a manner consistent with our past practices. If we fail to obtain additional purchase orders before completion of our backlog, our liquidity, results of operations and financial condition could be materially and adversely affected.

    We must comply with regulatory operational standards to expand our sales:
Our manufacturing and assembly facility and procedures in Melbourne have been certified as compliant with the quality and assurance standards of ISO-9001, an international standard promulgated by the International Organization for Standardization, a worldwide federation of standards bodies from approximately 100 countries. The European Economic Community has adopted this standard as its preferred quality standard, as has, to some degree, the DoD. Our other facilities are not so certified, nor do we intend to have those facilities become ISO-certified at this time. If we fail to maintain compliance with these standards, we may be unable to expand our presence in the domestic and international military markets for ruggedized computers, which could have a material adverse effect on our direct and indirect sales to the U.S. military as well as to foreign customers.

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

    Significant portions of our revenues are derived from fixed-price contracts. Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies or other factors, are borne by us. We have experienced cost overruns in the past that have resulted in losses on certain contracts. There can be no assurance that we will not experience cost overruns in the future or that such overruns will not have a material adverse effect on our future results of operations and financial condition.

    As a supplier of equipment and services, directly or indirectly, to the U.S. government, we are subject to risks of dependence on government appropriations, termination of contracts without cause, contract renegotiations, and competition for the available DoD business. While we believe we do not have a material amount of our business subject to contracts with the DoD allowing renegotiations, we could become subject to these terms in the future. In addition, many of our government contracts provide the DoD the right to audit our cost records and are subject to regulations providing for price reductions if we submit inaccurate cost information. In addition, almost all of our contracts contain termination clauses that permit contract termination upon our default or for the convenience of the other contracting party. In either case, termination could adversely affect our operating results. Although we have not experienced any material contract terminations to date, there can be no assurance that such terminations will not occur in the future.

    We must develop new products and enhance current products to keep up with rapid technological change: Rapid advances in technology, changes in customer requirements, and frequent new product introductions and enhancements characterize our markets. Our business requires substantial ongoing research and development efforts and expenditures, and our future success will depend in large measure on our ability to enhance our current products and develop and introduce new products that keep pace with technological developments in response to evolving customer requirements. In addition, we may misgauge market needs and introduce products that fail to gain the necessary market acceptance due to a variety of factors, including pricing. There can be no assurance that we will be able to anticipate or respond adequately to technological developments and changing customer requirements, or that new products introduced by others will not render our products or technologies noncompetitive or obsolete.

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

    Not only is this cycle lengthy, but also it is susceptible to failure at each crucial point.

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

    Our markets are highly competitive: The military and intelligence electronics market is highly competitive and we expect competition will continue to be strong in the future. Some of our current and potential competitors have significantly greater technical, manufacturing, financial and marketing resources than us. We compete on the basis of customization capabilities, price, performance, delivery and quality. In many situations, we are the highest-priced bidder by a large margin. For computer applications in harsh environmental and operational conditions prevail, customers are sometimes willing to pay our higher prices. However, in less demanding conditions, our computer products are at a competitive disadvantage and our sales are adversely affected. Substantial competition in any area of our business could have a material adverse effect on our future results of operations and financial condition.

    We rely on a few sub-contractors and suppliers for key components: Although we procure most of our parts and components from multiple sources or believe that these components are readily available from numerous other sources, certain components are available only from sole sources or from a limited number of sources. A number of our products contain critical components like our computer boards and the electronic circuit boards for our DSP equipment. We subcontract the fabrication of our computer boards to a few third party manufacturers. We purchase the metal cases, hard disk drives, brackets, window panels and the keyboards for our portable computers from sole sources such as Distec, Xcel and HiTech. We also license our software from sole sources, including Microsoft, Phoenix Technology, Magnavox and JFK Associates. Outside suppliers furnish many of the other components we use. Except for our software suppliers, we do not have written agreements with any of these subcontractors or suppliers. This reliance on a few subcontractors, sole sources and other suppliers may result in delays in deliveries and may result in quality control and production problems. During any interruption in supplies, we may have to curtail the production and sale of our computers for an indefinite period. Accordingly, any interruption, suspension or termination of component deliveries from our suppliers could have a material adverse effect on our business.

    Protection of our intellectual property is limited: We have no patent or copyright protection for our products. Our ability to compete effectively with other companies depends on our ability to maintain the proprietary nature of our technologies. We intend to rely substantially on unpatented proprietary information and expertise. Others may develop this information and expertise independently or otherwise obtain access to our technology, which could have a material adverse effect on our business.

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

    Our directors and officers can exercise control through their ownership of common stock: As of September 30, 2000, our directors and executive officers beneficially owned approximately 26% of our common stock. With the additional holdings of key employees, insiders beneficially owned approximately 29% of our common stock. Although they do not hold, in the aggregate, a majority of our common stock, their ownership enables them to substantially control the election of directors and the results of any other matters submitted to a vote of stockholders.

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

    The issuance of preferred stock could adversely affect our stock price: Our board may issue shares of preferred stock, without stockholder approval, on such terms as it may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. If we issue preferred stock, a third party may find it more difficult to acquire, or may be discouraged from acquiring, a majority of our common stock, even if our stockholders believe that such an acquisition would be in their interests. This could prevent an increase or cause a decline in the price of our common stock.

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

    We must retain qualified employees and our key executives: The Company's ability to execute its business plan is contingent upon successfully attracting and retaining qualified employees. While we have not experienced any significant difficulties in attracting and retaining sufficient personnel, there can be no assurance that we will continue to be successful in this area. Failure to do so could have a material adverse effect on our future results of operations and financial condition.

    We are highly dependent on the services of our key executives. The loss of the services of any of these executive officers could materially and adversely affect our business and operations. To address these concerns, we have entered into employment contracts with each of them. Each employment agreement has terms expiring more than twelve months from September 30, 2000. In addition, the Company has prepared a management succession plan that is updated as circumstances require.

    Foreign sales entail unique risks: We derived approximately 5% and 1% of our total sales from foreign markets for the fiscal years ended September 30, 2000 and 1999. We expect that foreign sales may represent a greater portion of our revenues in the future. In addition, foreign sales of our products by both Raytheon and Lockheed Martin represent an important percentage of their sales opportunities. The following risks associated with foreign sales could materially and adversely affect our business:

     political and economic instability;

     restrictive trade policies of foreign governments;

     inconsistent product regulation by foreign agencies or governments;

     currency valuation variations;

     exchange control problems;

     imposition of product tariffs; and

     burden of complying with a wide variety of international and U.S. export laws and differing regulatory requirements.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    See the section captioned 'Election of Directors' and 'Compliance with
Section 16(a) of the Securities Exchange Act' included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on March 22, 2001, which section is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

    See the sections captioned 'Executive Compensation' included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on March 22, 2001, which section is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    See the sections captioned 'Principal Shareholders of the Company' included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on March 22, 2001, which section is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See the sections captioned 'Certain Transactions' included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on March 22, 2001, which section is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following exhibits are filed as part of this Annual Report on Form
10-KSB.

EXHIBIT
NUMBER                    DESCRIPTION OF DOCUMENT
------                    -----------------------
 2.1    --Acquisition Agreement by and among Paravant Computer
          Systems, Inc., Engineering Development Laboratories,
          Incorporated, Signal Technology Laboratories, Inc., James
          E. Clifford, Edward W. Stefanko, C. David Lambertson, C.
          Hyland Schooley, Peter Oberbeck and Leo S. Torresani
          (incorporated by reference to Exhibit 2.1 to the
          Registrant's Current Report on Form 8-K dated October 8,
          1998).
 2.2    --Stock Purchase Agreement by and among Paravant Inc.,
          Harry J. Binck, David E. Bowles and John B. Dillon
          (incorporated by reference to Exhibit 2.2 to the
          Registrant's Current Report on Form 8-K dated May 26,
          2000).
 2.3    --Stock Purchase Agreement by and among Paravant Inc., Jay
          Perry and Lawrence B. Scally (incorporated by reference to
          Exhibit 2.3 to the Registrant's Current Report on Form 8-K
          dated July 11, 2000).
 3(i)   --Amended and Restated Articles of Incorporation as filed
          with the Florida Department of State on December 8, 1998
          (incorporated by reference to Exhibit 3(i) to the
          Registrant's Annual Report on Form 10-KSB for the fiscal
          year ended September 30, 1998).
 3(ii)  --Amended and Restated By-laws.
 4.1A   --Specimen Common stock Certificate as amended November 1,
          1998 (incorporated by reference to Exhibit 4.1A to the
          Registrant's Annual Report on Form 10-KSB for the fiscal
          year ended September 30, 1998).
10.3B   --Incentive Stock Option Plan, as amended June 4, 1999
          (incorporated by reference to Exhibit 10.3B to the
          Registrant's Quarterly Report on Form 10-QSB for the
          period ended June 30, 1999).

EXHIBIT
NUMBER                    DESCRIPTION OF DOCUMENT
------                    -----------------------
10.32   --Agreements Granting Special Stock Option between the
          Registrant and John P. Singleton dated as of June 18, 1998
          (incorporated by reference to Exhibit 10.32 to the
          Registrant's Quarterly Report on Form 10-QSB for the
          quarterly period ended June 30, 1998).
10.33   --Agreements clarifying Prior Grant of Stock options
          between the Registrant and Michael F. Maguire dated as of
          June 18, 1998 (incorporated by reference to Exhibit 10.33
          to the Registrant's Quarterly Report on Form 10-QSB for
          the quarterly period ended June 30, 1998).
10.34   --Promissory Note to Registrant from Richard P. McNeight
          dated June 3, 1998 (incorporated by reference to Exhibit
          10.34 to the Registrant's Quarterly Report on Form 10-QSB
          for the quarterly period ended June 30, 1998).
10.35   --Promissory Note to Registrant from UES, Inc. dated July
          2, 1998 (incorporated by reference to Exhibit 10.35 to the
          Registrant's Quarterly Report on Form 10-QSB for the
          quarterly period ended June 30, 1998). The note is
          personally guaranteed by Krishan K. Joshi.
10.36   --Credit Agreement by Registrant with National City Bank
          (incorporated by reference to Exhibit 10.36 to the
          Registrant's Annual Report on Form 10-KSB for the fiscal
          year ended September 30, 1998).
10.37   --Commercial Note by Registrant with National City Bank
          (incorporated by reference to Exhibit 10.37 to the
          Registrant's Annual Report on Form 10-KSB for the fiscal
          year ended September 30, 1998).
10.39   --Employment Agreement between Paravant Computer Systems,
          Inc. and C. Hyland Schooley dated October 1, 1998
          (incorporated by reference to Exhibit 10.39 to the
          Registrant's Annual Report on Form 10-KSB for the fiscal
          year ended September 30, 1998).
10.40   --Employment Agreement between Paravant Computer Systems,
          Inc. and James E. Clifford dated October 1, 1998
          (incorporated by reference to Exhibit 10.40 to the
          Registrant's Annual Report on Form 10-KSB for the fiscal
          year ended September 30, 1998).
10.41   --Non-Competition Agreement between Paravant Computer
          Systems, Inc. and C. Hyland Schooley dated October 1, 1998
          (incorporated by reference to Exhibit 10.41 to the
          Registrant's Annual Report on Form 10-KSB for the fiscal
          year ended September 30, 1998).
10.43   --Subordinated Note from Paravant Computer Systems, Inc. to
          Hyland Schooley dated October 1, 1998 (incorporated by
          reference to Exhibit 10.43 to the Registrant's Annual
          Report on Form 10-KSB for the fiscal year ended September
          30, 1998).
10.44   --Subordinated Note from Paravant Computer Systems, Inc. to
          James E. Clifford dated October 1, 1998 (incorporated by
          reference to Exhibit 10.44 to the Registrant's Annual
          Report on Form 10-KSB for the fiscal year ended September
          30, 1998).
10.49   --Non-employee Director's Stock Option Plan, as amended
          March 11, 1999 (incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-QSB for
          the period ended March 31, 1999).
10.51   --Employment Agreement between Paravant Inc. and Richard P.
          McNeight (incorporated by reference to Exhibit 10.47 to
          the Registrant's Quarterly Report on Form 10-QSB for the
          period ended June 30, 1999).
10.53   --Employment Agreement between Paravant Inc. and William R.
          Craven.
10.54   --Agreements Granting Special Stock Option between the
          Registrant and John P. Singleton dated as of December 15,
          1998 (incorporated by reference to Exhibit 10.54 of the
          Registrant's Annual Report on Form 10-KSB for the fiscal
          year ended September 30, 1999).
10.55   --Lease Agreement between Beavercreek Enterprises and STL
          of Ohio, Inc. (incorporated by reference to Exhibit 10.55
          to the Registrant's Quarterly Report on Form 10-QSB for
          the period ended December 31, 1999).
10.56   --Lease Agreement between Beavercreek Enterprises and
          Engineering Development Laboratories, Incorporated
          (incorporated by reference to Exhibit 10.56 to the
          Registrant's Quarterly Report on Form 10-QSB for the
          period ended December 31, 1999).

EXHIBIT
NUMBER                    DESCRIPTION OF DOCUMENT
------                    -----------------------
10.57   --Amendment to Employment Agreement between Edward W.
          Stefanko and Paravant Inc. (incorporated by reference to
          Exhibit 10.57 to the Registrant's Quarterly Report on Form
          10-QSB for the period ended March 31, 1999).
10.58   --Severance Agreement between Kevin J. Bartczak and
          Paravant Inc. (incorporated by reference to Exhibit 10.58
          to the Registrant's Quarterly Report on Form 10-QSB for
          the period ended March 31, 1999).
10.59   --Employment Agreement between Paravant, Inc. and Krishan
          K. Joshi.
11      --Statement re: computation of per share earnings (not
          required because the relevant computation can be clearly
          determined from material contained in the financial
          statements).
21      --Subsidiaries of Paravant Inc.
23.1    --Independent Auditors' Consent.
27      --Financial Data Schedule.

    (b) Reports on Form 8-K

    Form 8-K dated July 11, 2000 was filed on July 14, 2000 reporting under Item 2 a stock purchase agreement by and among Paravant Inc., Jay Perry and Lawrence
B. Scally and was amended on September 25, 2000.

    On August 9, 2000 an amendment was filed to a Form 8-K dated May 26, 2000 reporting under Item 2 a stock purchase agreement by and among Paravant Inc., Harry J. Binck, David E. Bowles and John B. Dillon.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PARAVANT INC.

                                          By:        /s/ WILLIAM R. CRAVEN
                                              ..................................

                                                     WILLIAM R. CRAVEN,
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

December 20, 2000

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                 CAPACITY                       DATE
                ---------                                 --------                       ----
           /s/ KRISHAN K. JOSHI             Chairman and Director                 December 20, 2000
 .........................................
             KRISHAN K. JOSHI

          /s/ WILLIAM R. CRAVEN             President, Chief Executive Officer,   December 20, 2000
 .........................................    and Director (Principal Executive
            WILLIAM R. CRAVEN                 Officer)

            /s/ JOHN C. ZISKO               Vice President, Chief Financial       December 20, 2000
 .........................................    Officer, Treasurer (Principal
              JOHN C. ZISKO                   Financial Officer and Principal
                                              Accounting Officer)

          /s/ JAMES E. CLIFFORD             Vice President, Mergers and           December 20, 2000
 .........................................    Acquisitions, Secretary and
            JAMES E. CLIFFORD                 Director

         /s/ RICHARD P. MCNEIGHT            President, Paravant Computer          December 20, 2000
 .........................................    Systems, Inc., and Director
           RICHARD P. MCNEIGHT

          /s/ C. HYLAND SCHOOLEY            President, STL of Ohio, Inc. and      December 20, 2000
 .........................................    Director
            C. HYLAND SCHOOLEY

          /s/ MICHAEL F. MAGUIRE            Director                              December 20, 2000
 .........................................
            MICHAEL F. MAGUIRE

          /s/ JOHN P. SINGLETON             Director                              December 20, 2000
 .........................................
            JOHN P. SINGLETON

          /s/ PAUL E. BLACKWELL             Director                              December 20, 2000
 .........................................
            PAUL E. BLACKWELL

                         PARAVANT INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 AND 1999
                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)
                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Financial Statements:
    Consolidated Balance Sheets.............................  F-3
    Consolidated Statements of Operations...................  F-4
    Consolidated Statements of Stockholders' Equity and
     Comprehensive Income...................................  F-5
    Consolidated Statements of Cash Flows...................  F-6
Notes to Consolidated Financial Statements..................  F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors:
PARAVANT INC.:

    We have audited the accompanying consolidated balance sheets of Paravant Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paravant Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                          /S/ KPMG LLP

Orlando, Florida
November 10, 2000

                         PARAVANT INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2000 AND 1999

                                                                 2000          1999
                           ASSETS                                ----          ----
Current assets:
    Cash and cash equivalents...............................  $   265,408   $   949,414
    Marketable securities (Note 3)..........................    1,263,633       440,109
    Accounts receivable, net of allowance for doubtful
      accounts of $149,260 in 2000 and $75,495 in 1999......    9,069,459     9,168,343
    Employee receivables and advances.......................       21,818        94,165
    Costs and estimated earnings in excess of billings on
      uncompleted contracts (Note 4)........................    8,079,427     6,028,502
    Inventories (Note 5)....................................    6,711,043     4,616,490
    Prepaid expenses........................................      292,258       180,808
    Deferred income taxes (Note 13).........................    1,014,115     1,290,905
                                                              -----------   -----------
        Total current assets................................   26,717,161    22,768,736
                                                              -----------   -----------
Property, plant and equipment, net (Note 6).................    7,466,821     2,938,296
Goodwill and intangible assets, net (Notes 2 and 7).........   31,942,502    16,814,931
Other assets................................................      330,315       450,850
Deferred income taxes (Note 13).............................    1,063,632       --
                                                              -----------   -----------
        Total assets........................................  $67,520,431   $42,972,813
                                                              -----------   -----------
                                                              -----------   -----------
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable (Note 8)..................................  $   750,774   $   --
    Current maturities of long-term obligations (Note 9)....    1,001,630       985,000
    Current maturities of capital lease obligations (Note
      10)...................................................       48,517        64,270
    Accounts payable........................................    5,735,830     1,928,593
    Billings in excess of costs and estimated earnings on
      uncompleted contracts (Note 4)........................      718,059     2,527,566
    Provision for future losses on uncompleted contracts
      (Note 4)..............................................      657,909       150,000
    Income taxes payable....................................      749,131       484,117
    Accrued commissions.....................................      306,033       553,952
    Accrued expenses........................................    2,180,437     1,024,643
    Accrued incentive compensation..........................      734,221       869,176
    Deferred revenue........................................       76,540       --
                                                              -----------   -----------
        Total current liabilities...........................   12,959,081     8,587,317
                                                              -----------   -----------
Long-term obligations, net of current maturities (Note 9)...   20,919,779     1,477,500
Capital lease obligations, net of current maturities (Note
  10).......................................................        2,066        55,268
Deferred compensation (Note 14).............................    1,315,342       523,417
Deferred income taxes, net (Note 13)........................      --            127,324
                                                              -----------   -----------
        Total liabilities...................................   35,196,268    10,770,826
                                                              -----------   -----------
Stockholders' equity:
    Preferred stock, par value $.01 per share. Authorized
      2,000,000 shares, none issued.........................      --            --
    Common stock, par value $.015 per share. Authorized
      30,000,000 shares, issued 17,764,029 and outstanding
      17,039,378 shares in 2000 and issued 17,581,193 and
      outstanding 17,544,208 shares in 1999.................      266,453       263,718
    Additional paid-in capital..............................   22,161,694    21,660,379
    Unrealized gain on available-for-sale securities........      --             10,797
    Retained earnings.......................................   11,952,014    10,367,589
                                                              -----------   -----------
                                                               34,380,161    32,302,483
    Less treasury stock, at cost, 724,651 shares in 2000 and
      36,985 shares in 1999 (Note 15).......................   (2,055,998)     (100,496)
                                                              -----------   -----------
        Total stockholders' equity..........................   32,324,163    32,201,987
                                                              -----------   -----------
Commitments and contingencies (Note 17)
        Total liabilities and stockholders' equity..........  $67,520,431   $42,972,813
                                                              -----------   -----------
                                                              -----------   -----------

          See accompanying notes to consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                 2000          1999
                                                                 ----          ----
Revenues....................................................  $40,409,568   $42,279,478
Cost of revenues............................................   22,353,902    20,840,615
Sales and marketing.........................................    2,032,449     2,296,097
Research, development & engineering.........................    2,848,566     2,536,530
General and administrative..................................    6,610,807     4,400,561
Amortization of goodwill and intangible assets (Note 7).....    2,491,100     1,968,649
Non-recurring expense (Note 16).............................      685,813       --
                                                              -----------   -----------
    Total costs and expenses................................   37,022,637    32,042,452
                                                              -----------   -----------
        Income from operations..............................    3,386,931    10,237,026
Other income (expense):
    Investment income.......................................      244,161        60,416
    Interest expense........................................     (601,554)     (777,076)
    Miscellaneous...........................................       17,433       159,234
                                                              -----------   -----------
        Income before income taxes..........................    3,046,971     9,679,600
Income tax expense..........................................    1,462,546     3,793,958
                                                              -----------   -----------
        Net income..........................................  $ 1,584,425   $ 5,885,642
                                                              -----------   -----------
                                                              -----------   -----------
Basic earnings per share....................................         $.09          $.42
                                                                     ----          ----
                                                                     ----          ----
Diluted earnings per share..................................         $.09          $.41
                                                                     ----          ----
                                                                     ----          ----
Weighted average number of shares:
    Basic...................................................   17,409,377    13,978,583
                                                              -----------   -----------
                                                              -----------   -----------
    Diluted.................................................   17,847,296    14,392,252
                                                              -----------   -----------
                                                              -----------   -----------

          See accompanying notes to consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                    YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                     COMMON STOCK                                     ACCUMULATED
                                 ---------------------   ADDITIONAL                      OTHER                         TOTAL
                                   NUMBER     PAR        PAID-IN      RETAINED     COMPREHENSIVE    TREASURY    STOCKHOLDERS'
                                 OF SHARES   VALUE       CAPITAL      EARNINGS        INCOME          STOCK        EQUITY
                                 ---------   -----       -------      --------        ------          -----        ------
Balances, September 30, 1998...   8,343,928  $125,159   $ 5,628,649   $ 4,481,947       --              --        $10,235,755
Issuance of common stock for
 acquisition...................   3,950,000    59,250     5,865,750       --            --              --          5,925,000
Exercise of warrants...........   5,125,937    76,889    10,141,764       --            --              --         10,218,653
Exercise of options for 161,328
 shares of common stock for
 cash of $24,371 and 36,985
 shares of treasury stock......     124,343     2,420       122,447       --            --             (100,496)       24,371
Retirement of underwriter's
 warrants......................      --         --          (50,000)      --            --              --            (50,000)
Registration costs related to
 stock options and warrants....      --         --          (47,662)      --            --              --            (47,662)
Warrant redemption.............      --         --             (569)      --            --              --               (569)
Comprehensive income:
   Net income..................      --         --          --          5,885,642       --              --          5,885,642
   Unrealized gain on
     securities, net of tax....      --         --          --            --            10,797          --             10,797
                                                                                                                  -----------
Total comprehensive income.....      --         --          --            --            --              --          5,896,439
                                 ----------  --------   -----------   -----------      -------      -----------   -----------
Balances, September 30, 1999...  17,544,208  $263,718   $21,660,379   $10,367,589      $10,797      $  (100,496)  $32,201,987
Issuance of common stock
 warrants for acquisition......      --         --          223,200       --            --              --            223,200
Exercise of options for 182,836
 shares of common stock for
 cash of $120,360 and 46,985
 shares of treasury stock......     135,851     2,735       257,925       --            --             (140,300)      120,360
Tax benefit of exercise of
 nonqualified stock options....      --         --           20,190       --            --              --             20,190
Purchases of Treaury Stock.....    (640,681)    --          --            --            --           (1,815,202)   (1,815,202)
Comprehensive income:
   Net income..................      --         --          --          1,584,425       --              --          1,584,425
   Unrealized loss on
     securities, net of tax....      --         --          --            --           (10,797)         --            (10,797)
                                                                                                                   -----------
Total comprehensive income.....      --         --          --            --            --              --          1,573,628
                                 ----------  --------   -----------   -----------      -------      -----------   -----------
Balances, September 30, 2000...  17,039,378  $266,453   $22,161,694   $11,952,014      $--          $(2,055,998)  $32,324,163
                                 ----------  --------   -----------   -----------      -------      -----------   -----------
                                 ----------  --------   -----------   -----------      -------      -----------   -----------

          See accompanying notes to consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                  2000           1999
                                                                  ----           ----
Cash flows from operating activities:
   Net income...............................................  $  1,584,425   $  5,885,642
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation and amortization.........................     3,538,513      2,795,970
      Deferred income taxes.................................      (914,166)      (888,028)
      Unrealized appreciation of marketable securities......      (160,219)       --
      Non-recurring expense.................................       685,813        --
      Increase (decrease) in cash caused by changes in:
          Accounts receivable...............................     1,707,224     (4,762,778)
          Employee receivables and advances.................        76,065        (44,910)
          Contracts in progress.............................    (3,352,523)    (1,893,473)
          Inventory.........................................      (845,016)    (1,239,772)
          Prepaid expenses..................................       (42,557)      (102,133)
          Other assets......................................       262,738        808,734
          Accounts payable..................................     3,315,990      1,432,633
          Income taxes payable..............................       285,204       (238,194)
          Accrued commissions...............................      (263,323)        29,916
          Accrued expenses..................................       359,696       (481,262)
          Accrued incentive compensation....................      (134,956)       514,370
          Deferred revenue..................................       469,683        --
          Deferred compensation revenue.....................       (15,829)       523,417
                                                              ------------   ------------
             Net cash provided by operating activities......     6,556,762      2,340,132
                                                              ------------   ------------
Cash flows from investing activities:
   Payments for acquired subsidiaries, net of cash acquired
     of $1,220,000 in 2000 and
     $850,000 in 1999 (Note 2)..............................   (19,741,635)    (9,046,377)
   Purchase of marketable securities........................      (674,101)      (488,670)
   Proceeds from sale of property, plant and equipment......         2,900        --
   Acquisitions of property, plant and equipment............    (4,952,304)    (1,377,227)
   Proceeds from sale of investments........................       --              59,358
   Proceeds from collection of note receivable..............       --             750,000
                                                              ------------   ------------
             Net cash used by investing activities..........   (25,365,140)   (10,057,916)
                                                              ------------   ------------
Cash flows from financing activities:
   Proceeds from note payable...............................       500,774        --
   Borrowings under long-term obligations...................    20,393,847        --
   Repayments under long-term obligations...................      (990,281)    (2,571,647)
   Repayments on capital lease obligations..................       (85,126)       (97,062)
   Proceeds from exercise of common stock options...........       120,360         27,697
   Proceeds from exercise of warrants.......................       --          10,218,653
   Payments for redemption of warrants......................       --                (569)
   Stock registration fees..................................       --             (47,662)
   Payment for retirement of underwriters' warrants.........       --             (50,000)
   Payments for purchase of treasury stock..................    (1,815,202)       --
                                                              ------------   ------------
             Net cash provided by financing activities......    18,124,372      7,479,410
                                                              ------------   ------------
             Net decrease in cash and cash equivalents......      (684,006)      (238,374)
Cash and cash equivalents at beginning of year..............       949,414      1,187,788
                                                              ------------   ------------
                                                              ------------   ------------
Cash and cash equivalents at end of the period..............  $    265,408   $    949,414
                                                              ------------   ------------
                                                              ------------   ------------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest, excluding $60,466 of interest capitalized in
        2000................................................  $    613,522   $    806,143
                                                              ------------   ------------
                                                              ------------   ------------
      Income taxes..........................................  $  2,098,235   $  3,400,255
                                                              ------------   ------------
                                                              ------------   ------------
Supplemental disclosure of noncash investing and financing
 activities:
   The Company entered into capital lease agreements for
     factory and office equipment...........................  $      6,558   $    125,859
                                                              ------------   ------------
                                                              ------------   ------------
   The Company had a fair value adjustment to securities
     held for sale..........................................  $    (10,797)  $     10,797
                                                              ------------   ------------
                                                              ------------   ------------
   The Company entered into notes payable agreements with
     related parties totaling $250,000 and issued common
     stock warrants totaling $223,200 in connection with a
     purchase business combination during the year ended
     September 30, 2000.
   The Company entered into notes payable agreements with
     related parties totaling $4,800,000 and issued common
     stock totaling $5,925,000 in connection with the
     purchase business combination during the year ended
     September 30, 1999.
Supplemental disclosure of noncash financing activities:
   The Company had a tax benefit through the exercise of
     nonqualified stock options.............................  $     20,190   $    --
                                                              ------------   ------------
                                                              ------------   ------------
   The Company issued stock through a cashless exercise of
     stock options and received
     treasury stock.........................................  $    140,300   $     97,170
                                                              ------------   ------------
                                                              ------------   ------------

          See accompanying notes to consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 AND 1999

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) DESCRIPTION OF BUSINESS

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

    The principal customers of the Company are U.S. Government agencies and contractors who are subject to federal budgetary implications. The work is performed under fixed price orders and on a general production basis.

(b) PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements of Paravant Inc. (the 'Company' or 'Paravant') include the financial statements of its wholly owned subsidiaries, Paravant Computer Systems, Inc. ('PCS'), Engineering Development Laboratories, Incorporated ('EDL'), STL of Ohio, Inc. ('STL'), Tri-Plex Systems Corporation ('Tri-Plex') and Catalina Systems Research, Inc. ('CRI'). Intercompany transactions and accounts have been eliminated upon consolidation.

(c) CASH EQUIVALENTS

    Cash equivalents include all highly liquid debt instruments purchased with a maturity of three months or less.

(d) MARKETABLE SECURITIES

    Marketable securities consist of mutual funds related to the Company's deferred compensation plan. The Company classifies these marketable securities as trading securities and records them at fair value.

(e) INVENTORIES

    Inventories are stated at the lower of cost or market using the weighted average cost method. The Company provides an provision for inventory as it becomes unusable or obsolete.

(f) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Property, plant and equipment under capital leases are stated at the present value of the minimum lease payments. Depreciation of property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the related assets ranging from three to thirty years.

(g) GOODWILL AND INTANGIBLE ASSETS

    Goodwill, representing the excess of cost over the net tangible and identifiable intangible assets of the Company's wholly-owned subsidiaries, is stated at cost and is being amortized over the estimated future periods to be benefited of ten years using the straight-line method. Intangible assets include the exclusive rights to a printed circuit board and certain software, and non-compete agreements and are being amortized over the estimated useful lives of the technology of five to ten years and the estimated lives of the non-compete agreements of three to eight and one-half years using the straight-line method.

                         PARAVANT INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 2000 AND 1999

(h) REVENUE AND COST RECOGNITION

    Revenues from fixed price contracts to design, develop and manufacture complex electronic equipment to a buyer's specification or to provide services related to the performance of such contracts are recognized using the percentage-of-completion method of accounting. Under this method, revenues are measured by the ratio of costs incurred to date to the estimated total costs to complete each contract. This method is used because management believes costs incurred to be the best measure of progress on these contracts. Profit incentives are included in revenues when earned.

    Cost of revenues includes all direct costs and those indirect costs that relate to contract performance or product or service delivery. Selling, general and administrative costs are charges to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to cost and income and are recognized in the period in which the revisions are determined.

    The asset 'Costs and estimated earnings in excess of billings on uncompleted contracts' represents revenue recognized in excess of amounts billed under these types of contracts. The liability 'Billings in excess of costs and estimated earnings on uncompleted contracts' represents billings in excess of revenues recognized.

    The Company generally recognizes revenue on other products sales or services when an order has been received, the product has been shipped or services rendered, pricing is fixed or determinable, and collectibility is reasonably assured. Cost of sales includes the Company's estimate of any warranty, re-work, or other concessions the Company expects to incur in connection with a sale.

    At September 30, 2000 and 1999, the Company had sales of $642,467 and $3,524,063, respectively, for which title had been transferred to a customer although the physical product remained on Company premises at the convenience of the customer. The Company follows the guidance of Staff Accounting Bulletin
No. 101 in accounting for such 'bill and hold' transactions.

    The warranty provision related to product sales was $83,826 and $84,142 as of September 30, 2000 and 1999 respectively.

(i) INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(j) STOCK-BASED COMPENSATION

    The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ('APB') Opinion No. 25, 'Accounting for Stock Issued to Employees', and related interpretations, including FASB Interpretation No. 44, 'Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25' issued in March 2000, to account for its fixed option plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ('SFAS') No. 123, 'Accounting for Stock-Based Compensation', established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS
No. 123, the Company has elected to continue to

                         PARAVANT INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 2000 AND 1999

apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

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

(l) BASIC AND DILUTED EARNINGS PER SHARE

    Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding.

    A reconciliation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share is as follows:

                                                  2000         1999
                                                  ----         ----
Basic:
    Weighted average number of common shares
      outstanding............................  17,409,377   13,978,583
                                               ----------   ----------
                                               ----------   ----------
Diluted:
    Weighted average number of common shares
      outstanding............................  17,409,377   13,978,583
    Dilutive stock options...................     410,856      398,834
    Dilutive warrants........................      27,863       14,835
                                               ----------   ----------
                                               17,847,296   14,392,252
                                               ----------   ----------
                                               ----------   ----------

    Options to purchase 645,584 and 625,100 shares of common stock were excluded from the calculation of diluted earnings per share for the years ended
September 30, 2000 and 1999, respectively, because their exercise prices exceeded the average market price of common shares for the period.

    Warrants to purchase 45,000 shares of common stock were excluded from the calculation of diluted earnings per share for the year ended September 30, 1999 because their exercise prices exceeded the average market price of common shares for the period.

(m) FINANCIAL INSTRUMENTS

    The Company believes the fair values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to the short maturity of those instruments. The Company believes the fair values of notes receivable, long-term debt and capital lease obligations approximate their carrying amounts because these financial instruments bear interest at borrowing rates currently available to the Company for similar issues or leases with similar terms and maturities.

(n) USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                         PARAVANT INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 2000 AND 1999

(o) IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS TO BE DISPOSED OF

    The Company accounts for long-lived assets in accordance with the provision of SFAS No. 121, 'Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of'. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

(p) RECLASSIFICATION

    Certain amounts for the year ended September 30, 1999 have been reclassified to conform to the current year presentation.

(2) ACQUISITIONS

    On May 26, 2000 the Company consummated a purchase business combination of all outstanding common stock of Tri-Plex Systems Corporation ('Tri-Plex'). Pursuant to the acquisition agreement the Company paid an aggregate consideration consisting of (i) $6,300,000 in cash, (ii) $250,000 of notes payable, due January 26, 2001 and bearing interest at prime and (iii) Warrants to purchase 120,000 shares of the Company's common stock valued at $223,200. (See note 12). In connection with the acquisition a contingent cash earn-out may be payable by the Company under specified circumstances based on future profits of the acquired operation over a two-year period. The earn-out, if any, will be recorded as additional goodwill and will be amortized over the remaining life of the asset. The cash portion of the consideration paid by the Company was financed by borrowings under a revolving line of credit agreement with National City Bank. (See note 9).

    The aggregate purchase price of approximately $7,057,300, including related acquisition costs of approximately $243,700, was allocated as follows:

Cash....................................................  $  201,400
Current assets..........................................   1,549,000
Equipment...............................................     229,000
Goodwill................................................   5,495,000
Current liabilities.....................................    (345,600)
Non-current liabilities.................................     (71,500)
                                                          ----------
                                                          $7,057,300
                                                          ----------
                                                          ----------

    On July 11, 2000 the Company consummated a purchase business combination, effective July 1, 2000, of all outstanding common stock of Catalina Systems Research, Inc. ('CRI'). Pursuant to the acquisition agreement the Company paid an aggregate consideration of (i) $13,800,000 in cash and (ii) up to $2,500,000 in subordianated promissory notes covering a contingent earn-out based on future earnings of the acquired operation over a thirty-nine month period. The earn-out, if any, will be recorded as additional goodwill and amortized over the remaining life of the asset. The Company also paid $200,000 to the selling shareholders for certain covenants not to compete. (See note 7). The cash portion of the consideration paid by the Company was financed by borrowings under a revolving line of credit agreement with National City Bank. (See note 10).

                         PARAVANT INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 2000 AND 1999

    The aggregate purchase price of $14,376,300, including related acquisition costs of approximately $376,300, was allocated as follows:

Cash...................................................  $ 1,018,600
Current assets.........................................    1,385,800
Equipment..............................................      530,900
Non-competition agreements.............................      200,000
Goodwill...............................................   11,923,700
Current liabilities....................................     (682,700)
                                                         -----------
                                                         $14,376,300
                                                         -----------
                                                         -----------

    The following unaudited pro forma financial information presents the combined results of operations of the Company, Tri-Plex and CRI as if the acquisitions had occurred as of October 1, 1999 and 1998, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisition, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Tri-Plex and CRI constituted a single entity during such periods.

                                             YEARS ENDED SEPTEMBER 30
                                             -------------------------
                                                2000          1999
                                                ----          ----
Net revenues...............................  $49,285,661   $55,606,451
                                             -----------   -----------
                                             -----------   -----------
Net income.................................  $ 1,201,036   $ 6,182,568
                                             -----------   -----------
                                             -----------   -----------
Basic earnings per share...................  $       .07   $       .44
                                             -----------   -----------
                                             -----------   -----------
Diluted earnings per share.................  $       .07   $       .43
                                             -----------   -----------
                                             -----------   -----------

(3) MARKETABLE SECURITIES

    The cost basis, gross unrealized gains, gross unrealized losses and fair value for trading securities are as follows:

                                                   2000        1999
                                                   ----        ----
Mutual funds:
    Cost basis................................  $1,103,414   $429,312
    Gross unrealized gains....................     170,259     10,981
    Gross unrealized losses...................     (10,040)      (184)
                                                ----------   --------
    Fair value................................  $1,263,633   $440,109
                                                ----------   --------
                                                ----------   --------

(4) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    Costs and estimated earnings on uncompleted contracts consist of the following:

                                                                2000          1999
                                                                ----          ----
Costs incurred on uncompleted contracts....................  $17,075,232   $ 7,241,952
Estimated earnings thereon.................................    1,522,471     4,934,202
                                                             -----------   -----------
                                                              18,597,704    12,176,154
Billings to date...........................................   11,894,245     8,825,218
                                                             -----------   -----------
                                                             $ 6,703,459   $ 3,350,936
                                                             -----------   -----------
                                                             -----------   -----------

    The above amount is included in the accompanying consolidated balance sheet under the following captions:

                         PARAVANT INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 2000 AND 1999

                                                                 2000         1999
                                                                 ----         ----
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $8,079,427   $ 6,028,502
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................    (718,059)   (2,527,566)
Provision for future losses on uncompleted contracts........    (657,909)     (150,000)
                                                              ----------   -----------
                                                              $6,703,459   $ 3,350,936
                                                              ----------   -----------
                                                              ----------   -----------

(5) INVENTORIES

    Inventories consist of:

                                                                 2000         1999
                                                                 ----         ----
Raw materials...............................................  $5,070,340   $4,029,660
Work in process.............................................     741,827      754,653
Finished goods..............................................   1,540,707      394,171
                                                              ----------   ----------
                                                               7,352,874    5,178,484
Reserve for obsolete inventory..............................    (641,831)    (561,994)
                                                              ----------   ----------
                                                              $6,711,043   $4,616,490
                                                              ----------   ----------
                                                              ----------   ----------

(6) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of:

                                                                 2000         1999
                                                                 ----         ----
Land........................................................  $  420,330   $   --
Building....................................................   2,005,889       --
Office equipment............................................   4,158,694    1,853,885
Factory equipment...........................................   1,128,517      921,643
Leasehold improvements......................................     320,481      326,273
Vehicles....................................................      88,230       --
Demonstration pool and custom molds.........................   2,718,352    1,731,304
Construction in progress....................................     452,627       --
                                                              ----------   ----------
    Total costs.............................................  11,293,120    4,832,835
Less accumulated depreciation...............................  (3,826,299)  (1,894,539)
                                                              ----------   ----------
                                                              $7,466,821   $2,938,296
                                                              ----------   ----------
                                                              ----------   ----------

    Depreciation and amortization expense on property, plant and equipment was $1,047,206 in 2000 and $794,447 in 1999.

(7) GOODWILL AND INTANGIBLE ASSETS

    Goodwill represents the excess of cost over the net tangible and identifiable intangible assets of the Company's wholly owned subsidiaries. Intangible assets consist of exclusive rights to a printed circuit board, certain software and non-compete agreements. Goodwill and intangible assets consist of:

                                                                2000          1999
                                                                ----          ----
Goodwill...................................................  $30,304,001   $12,885,330
Non-compete agreements.....................................    6,067,250     5,867,250
License rights.............................................      285,000       302,500
Accumulated amortization...................................   (4,713,749)   (2,240,149)
                                                             -----------   -----------
                                                             $31,942,502   $16,814,931
                                                             -----------   -----------
                                                             -----------   -----------

    Total amortization expense on goodwill and intangible assets was $2,491,100 in 2000 and $1,968,649 in 1999.

                         PARAVANT INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 2000 AND 1999

(8) NOTES PAYABLE

    Notes payable consists of:

                                                                2000       1999
                                                                ----       ----
Notes payable to related parties bearing interest at prime
  rate; principal and interest due January 26, 2001.........   250,000      --
Note payable to bank, secured by furniture and equipment,
  bearing interest at a variable rate equal to the one month
  LIBOR rate plus 1.75% (8.37% at September 30, 2000);
  interest payable monthly through March, 2001. Principal
  and interest due April 30, 2001...........................   500,774      --
                                                              --------   --------
                                                              $750,774   $  --
                                                              --------   --------
                                                              --------   --------

(9) LONG-TERM OBLIGATIONS

    Long-term obligations consist of:

                                                                 2000          1999
                                                                 ----          ----
Notes payable to related parties bearing a fixed rate of
  interest of 8%; interest and principal due in quarterly
  installments beginning April 1, 1999; final payment due
  January 1, 2002. These notes are subordinate to a
  revolving line of credit payable to Bank..................  $ 1,477,500   $2,462,500
Borrowings under revolving line of credit agreement, secured by accounts receivable, inventory, and contract rights,
  bearing interest (8.31% at September 30, 2000) at a rate
  equal to a stated rate (the lender's prime rate, the
  federal funds rate, or the one month LIBOR rate) plus a
  margin ranging from 1.5%-2% (1.75% at September 30, 2000)
  based on the ratio of debt to tangible net worth at the
  beginning of the applicable LIBOR rate contract period.
  The agreement matures December 31, 2001, at which time it
  is convertible to five-year term debt.....................   18,448,847       --
Mortgage note payable to bank, secured by real estate,
  bearing interest at a variable rate equal to the one month
  LIBOR rate plus 1.65% (8.27% at September 30, 2000).
  Interest payable monthly through November 2001. Principal
  and interest payable monthly beginning December 1, 2001
  through December 1, 2016..................................    1,945,000       --
Notes payable to bank, secured by vehicles, bearing interest at 7.25%; principal and interest of $1,642 payable monthly
  through July 20, 2003.....................................       50,062       --
                                                              -----------   ----------
                                                               21,921,409    2,462,500
Less current maturities.....................................   (1,001,630)    (985,000)
                                                              -----------   ----------
        Long-term obligations, less current maturities......  $20,919,779   $1,477,500
                                                              -----------   ----------
                                                              -----------   ----------

                         PARAVANT INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 2000 AND 1999

    The following is a schedule of maturities of long-term obligations as of September 30, 2000:

YEAR ENDING SEPTEMBER 30,
-------------------------
2001........................................................  $ 1,001,630
2002........................................................   19,008,820
2003........................................................       86,639
2004........................................................       77,190
2005........................................................       83,821
Thereafter..................................................    1,663,309
                                                              -----------
                                                              $21,921,409
                                                              -----------
                                                              -----------

(10) LEASES

    The Company is obligated under various capital leases for office equipment and building improvements. At September 30, 2000 and 1999, respectively, property, plant and equipment included net capital lease assets of $241,147 and $200,771.

    The Company also has several noncancellable operating leases for office and manufacturing facilities, vehicles and equipment, including office and manufacturing facilities in Dayton Ohio that are owned by Beavercreek Enterprises, an affiliated company of which the Chairman of the Company is majority owner. Rent expense under operating lease agreements totaled $536,018 and $382,858 for the years ended September 30, 2000 and 1999, respectively.

    The following is a schedule of future minimum lease payments under capital and operating leases together with the present value of the net minimum lease payments for capital lease obligations as of September 30, 2000:

                                                              CAPITAL   OPERATING
YEAR ENDING SEPTEMBER 30,                                     LEASES      LEASES
-------------------------                                     ------      ------
2001........................................................  $50,937   $  534,000
2002........................................................    2,151      380,000
2003........................................................    --         333,000
2004........................................................    --         302,000
                                                              -------   ----------
    Total minimum lease payments............................   53,088   $1,549,000
                                                                        ----------
                                                                        ----------
Less amounts representing interest..........................   (2,505)
                                                              -------
    Present value of net minimum lease payments.............   50,583
                                                              -------
Less current maturities.....................................   48,517
                                                              -------
Capital lease obligations...................................  $ 2,066
                                                              -------
                                                              -------

(11) STOCK OPTIONS

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

                         PARAVANT INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 2000 AND 1999

to the fair market value or 110 percent of the fair market value of the Company's common stock on the date of the grant. Awards may be granted pursuant to the qualified plan through November 22, 2004. The qualified plan may be terminated earlier by the Board of Directors at its sole discretion.

    On March 14, 1996, the Company reserved 45,000 shares under a plan to benefit the nonemployee directors under terms similar to the qualified plan ('directors nonqualified plan'). On March 12, 1998, the Company increased the options reserved under the directors' nonqualified plan from 45,000 to 135,000. On March 11, 1999 the Company increased the options reserved under the directors nonqualified plan from 135,000 to 225,000 and the Company amended the plan to increase the number of shares automatically granted to the nonemployee directors on the date of the director's election to the Board and on the date of each of the Board's annual meetings thereafter. The terms of these options provide that the options are exercisable on the date of grant and expire ten years after the date of grant. The directors nonqualified plan provides that each nonemployee director be granted options to purchase 10,000 shares at the fair market value on the date of the director's election to the Board and on the date of each of the Board's annual meetings thereafter.

    On December 15, 1998, the Company granted special options one nonemployee director ('1998 special option plan') exercisable for ten years from the date of issuance for the purchase of 11,000 shares at an exercise price of $2.125 per share which was the market price of the shares on the date the grant. Although not issued under the existing directors' nonqualified plan, the 1998 special option plan is subject to terms substantially similar to those applicable to options granted under the directors' nonqualified plan. The 1998 special options are evidenced by a stock option agreement between the Company and the director.

    At September 30, 2000, there were 706,536 and 118,000 additional shares available for grant under the qualified plan and directors nonqualified plan, respectively. Using the Black Scholes option-pricing model, the per share weighted-average fair value of stock options granted during 2000 where exercise price equals the market price of the stock on the grant date was $2.11. During 2000, no options were granted where the exercise price did not equal the market price of the stock on the grant date. The per share weighted-average fair value of stock options granted during 1999 where exercise price equals the market price of the stock on the grant date and exercise price is greater than the market price of the stock on the grant date was $1.75 and $0.62, respectively.

    The following weighted average assumptions were used:

                                                                2000          1999
                                                                ----          ----
Exercise price equal to market price on grant date
    Expected risk-free interest rate........................       6.33%         4.52%
    Expected life...........................................  7.2 years     7.1 years
    Expected volatility.....................................       80.6%        116.3%
    Expected dividend yield.................................       0.00          0.00

Exercise price greater than market price on grant date
    Expected risk-free interest rate........................     --              4.49%
    Expected life...........................................     --         5.0 years
    Expected volatility.....................................     --             116.9%
    Expected dividend yield.................................     --              0.00%

    The Company applies APB Opinion No. 25 in accounting for its option plans and, accordingly, no compensation cost has been recognized in the financial statements for stock options granted. Had the Company determined compensation cost based on the fair value at the grant date for its stock options

                         PARAVANT INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 2000 AND 1999

under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                   2000         1999
                                                                   ----         ----
Net income                  As reported.......................  $1,584,425   $5,885,642
                            Pro forma.........................   1,029,860    4,813,262
Basic earnings per share    As reported.......................        0.09         0.42
                            Pro forma.........................        0.06         0.34
Diluted earnings per share  As reported.......................        0.09         0.41
                            Pro forma.........................        0.06         0.33

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

    Stock option activity during the periods indicated is as follows:

                                                    NUMBER OF   WEIGHTED-AVERAGE
                                                     SHARES      EXERCISE PRICE
                                                     ------      --------------
Outstanding at September 30, 1998.................  1,386,543        $2.68
    Granted.......................................    468,400         2.05
    Exercised.....................................   (161,328)         .77
    Forfeited.....................................    (11,600)        3.58
                                                    ---------
Outstanding at September 30, 1999.................  1,682,015         2.68
    Granted.......................................    525,000         2.72
    Exercised.....................................   (182,836)        1.43
    Forfeited.....................................    (97,295)        3.77
                                                    ---------
Outstanding at September 30, 2000.................  1,926,884        $2.75
                                                    ---------        -----
                                                    ---------        -----

    At September 30, 2000, the range of exercise prices and weighted-average remaining contractual lives of outstanding options was $.72 to $1.34 for 383,000 shares; $1.47 to $2.13 for 389,300 shares; $2.16 to $2.63 for 389,000 shares;
$2.81 to $4.25 for 429,284 shares and $4.68 to $6.00 for 336,300 shares at 5.0 years, 5.9 years, 7.6 years, 8.4 years and 4.4 years, respectively.

    At September 30, 2000 and 1999, the number of options exercisable was 1,109,935 and 914,190, respectively, and the weighted-average exercise price of those options was $2.77 and $2.37, respectively.

(12) WARRANTS

    On April 12, 1999, the Company called for redemption of its redeemable common stock purchase warrants issued in connection with its initial public offering in June 1996. On April 23, 1999, the Company called for redemption all of its redeemable common stock purchase warrants issued in connection with its August 1995 private placement offering. The redemption date for these warrants was June 8, 1999, and the redemption price was $0.0167 per warrant; the exercise price was $2.00 per share of common stock. Prior to the redemption date, a total of 5,125,837 warrants were exercised, resulting in net proceeds to the Company of $10,218,653 and increasing the number of shares of common stock outstanding to 17,544,208 as of September 30, 1999. The Company used the net proceeds it received from the exercise of the warrants (1) to reduce the indebtedness owed to the former shareholders of EDL and STL (including Messrs. Stefanko, Clifford and Schooley, directors of the Company) under promissory notes issued to them in connection with the October 1998 acquisition of EDL and STL as required by the acquisition agreement, and (2) to repay indebtedness to the Bank

                         PARAVANT INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 2000 AND 1999

under the revolving line of credit. The remainder of the net proceeds from the exercise of the warrants was used for general corporate purposes, including working capital requirements.

    On May 26, 2000, the Company issued warrants to purchase up to 120,000 shares of the Company's common stock to the shareholders of Tri-Plex as consideration for the Tri-Plex Acquisition. These warrants are exercisable until May 26, 2010 at an exercise price of $2.75 per share.

(13) INCOME TAXES

    The components of income tax expense (benefit) for the years ended September 30, 2000 and 1999 are as follows:

                                             CURRENT     DEFERRED      TOTAL
                                             -------     --------      -----
2000:
    Federal...............................  $2,064,915   $(789,228)  $1,275,687
    State.................................     311,794    (124,935)     186,859
                                            ----------   ---------   ----------
                                            $2,376,709   $(914,163)  $1,462,546
                                            ----------   ---------   ----------
                                            ----------   ---------   ----------
1999:
    Federal...............................  $4,119,391   $(749,591)  $3,369,800
    State.................................     562,595    (138,437)     424,158
                                            ----------   ---------   ----------
                                            $4,681,986   $(888,028)  $3,793,958
                                            ----------   ---------   ----------
                                            ----------   ---------   ----------

    Following is a reconciliation of the expected income tax expense computed by applying the U.S. federal income tax rate of 34% to income before income taxes and the actual income tax provision for the years ended September 30, 2000 and 1999:

                                                          2000         1999
                                                          ----         ----
Computed 'expected' tax expense......................  $1,035,970   $3,291,064
Increase (decrease) in income taxes resulting from:
    State income taxes, net of federal income tax
      benefit........................................     123,327      242,532
    Nondeductible meals and entertainment expense....      11,922        9,311
    Research and experimentation credit..............     (83,756)      25,367
    Nondeductible goodwill...........................     397,424      397,424
    Other, net.......................................     (22,341)    (171,740)
                                                       ----------   ----------
                                                       $1,462,546   $3,793,958
                                                       ----------   ----------
                                                       ----------   ----------

    Deferred income taxes as of September 30, 2000 and 1999 reflect the impact of 'temporary differences' between amounts of assets and liabilities for financial statement purposes and such

                         PARAVANT INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 2000 AND 1999

amounts as measured by tax laws. The temporary differences give rise to deferred tax assets and liabilities, which are summarized below as of September 30, 2000 and 1999:

                                                          2000         1999
                                                          ----         ----
Deferred tax liabilities:
    Capitalized costs................................  $  (62,456)  $   --
    Accumulated depreciation.........................      --         (105,516)
    Other............................................     (90,415)     (21,808)
                                                       ----------   ----------
        Total deferred tax liabilities...............    (152,871)    (127,324)
                                                       ----------   ----------
Deferred tax assets:
    Inventory........................................     337,940      329,084
    Accrued deferred compensation....................     604,965      209,686
    Accrued vacation and sick leave..................      60,967      129,322
    Accrued incentive compensation...................     196,723      321,196
    Capitalized costs................................     214,985       65,731
    Intangible assets................................     306,138      120,002
    Accrued contract costs...........................     240,277       --
    Other............................................     268,623      115,884
                                                       ----------   ----------
        Total deferred tax assets....................   2,230,615    1,290,905
                                                       ----------   ----------
        Total net deferred tax assets................  $2,077,747   $1,163,581
                                                       ----------   ----------
                                                       ----------   ----------

    A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of September 30, 2000 and 1999, no valuation allowance has been recognized in the accompanying financial statements for the deferred tax assets because the Company believes that sufficient future taxable income will be generated to fully utilize the benefits of these deductible amounts.

(14) RETIREMENT PLANS

    The Company has a defined contribution retirement plan covering substantially all employees who have completed 1,000 hours of service. Retirement plan expense was $236,814 and $221,388 for the years ended September 30, 2000 and 1999, respectively.

    The Company has deferred compensation agreements with certain executives and key management employees. Under the provisions of the agreements, the Company funds a percentage of each participants salary, as determined by the Board of Directors, to an investment account which is used to purchase marketable securities. These investments are a general asset of the Company and as such are reported as trading securities in the accompanying financial statements. For the year ended September 30, 2000, deferred compensation expense was $559,975, including $160,219 in net unrealized gains on marketable securities. For the year ended September 30, 1999, deferred compensation expense was $291,763.

(15) TREASURY STOCK

    On November 2, 1999, the Board of Directors authorized the Company to repurchase up to 1,000,000 of its outstanding shares of common stock through November 2, 2000 for a maximum purchase price, including commissions, not to exceed $3,500,000 in the aggregate. During the year ended

                         PARAVANT INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 2000 AND 1999

September 30, 2000, the Company repurchased 640,681 shares of its common stock for a total cost of $1,815,201 at an average purchase price of $2.83 per share. No repurchases were made from October 1, 2000 through November 2, 2000. The Board of Directors has extended the repurchase program through November 2, 2001.

(16) NON-RECURRING EXPENSE

    The company incurred costs related to the renegotiation of certain employment contracts and separation agreements as a result of management changes during the year ended September 30, 2000. The costs were of a non-recurring nature and thus have been reported as a non-recurring expense separate from recurring operating costs on the accompanying consolidated statement of operations.

(17) CONTINGENCIES

    In September 1996, a former Company employee filed an action against the Company and certain other defendants alleging retaliatory personnel actions instituted by the defendants against the plaintiff. The plaintiff is seeking from the defendants an amount of $950,000 plus interest, related costs and attorney's fees. On March 7, 2000 the Court entered final partial summary judgment in the Company's favor with respect to one of the two counts of the plaintiff's amended complaint. The Company will continue to vigorously defend this lawsuit.

    In November 2000, a former Company employee filed an action against the Company alleging breach of employment contract by the Company. The plaintiff is seeking from the Company an amount of $7.4 million plus interest, related costs and attorney's fees. The Company has filed a motion to dismiss the plaintiff's complaint and will vigorously defend this lawsuit.

    Management, after consultation with counsel, is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity. Management has not accrued any liability relating to the tortious portion of these lawsuits, as it believes the Company will prevail.

(18) CONCENTRATION OF CREDIT RISK

    The Company has a high concentration of sales to a few customers who accounted for 70% and 82% of revenues for the years ended September 30, 2000 and 1999, respectively. A summary of sales, accounts receivable and costs in excess of billings for customers that exceed 10% of sales, accounts receivable or costs in excess of billings as of or for the years ended September 30, 2000 and 1999 are as follows:

                                                    2000                        1999
                                          -------------------------   -------------------------
                                               SALES        % TOTAL        SALES        % TOTAL
                                               -----        -------        -----        -------
Customer A..............................    $11,929,135        30%      $  --              --%
Customer B..............................      6,183,349        15        3,224,160          8
Customer C..............................      4,141,222        10       17,542,370         41
Customer D..............................      4,137,329        10        6,037,930         14
Customer E..............................      2,003,240         5        3,197,064          8
Customer F..............................       --            --          4,499,924         11

                         PARAVANT INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                          SEPTEMBER 30, 2000 AND 1999

                                             ACCOUNTS                    ACCOUNTS
                                            RECEIVABLE      % TOTAL     RECEIVABLE      % TOTAL
                                            ----------      -------     ----------      -------
Customer A..............................     $2,584,598        28%      $  --              --%
Customer B..............................        796,574         9        1,156,300         13
Customer C..............................        300,000         3        1,911,436         21
Customer D..............................        573,837         6        3,028,160         33
Customer E..............................        987,949        11        1,777,404         19
Customer F..............................       --            --            176,726          2

                                          COSTS IN EXCESS             COSTS IN EXCESS
                                            OF BILLINGS     % TOTAL     OF BILLINGS     % TOTAL
                                            -----------     -------     -----------     -------
Customer A..............................     $5,375,724        67%      $   --             --%
Customer B..............................        232,716         3          118,851          2
Customer C..............................        705,766         9        1,665,788         28
Customer D..............................        131,503         2          247,970          4
Customer E..............................          --            --           --            --
Customer F..............................          --            --           --            --