Form 10-Q
period 2000-12-31
PARAVANT INC
filed 2001-02-12
CIK 944405

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _ ____ to __ _ _

Commission file number: 0-28114

                                 PARAVANT INC.

             (Exact name of Registrant as specified in its charter)

                Florida                               59-2209179
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)

                    89 Headquarters Plaza North, Suite 1421
                          Morristown, New Jersey 07960
                    (Address of principal executive offices)

                                 (973) 631-6190
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

On February 12, 2001, there were outstanding 17,120,367 shares of the Registrant's common stock outstanding.

                                 PARAVANT INC.

                                     INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheet - December 31, 2000 (unaudited) and
September 30, 2000 ............................................................... 2

Condensed Consolidated Statements of Operations for the three months ended
   December 31, 2000 and 1999 (unaudited) ........................................ 4

Condensed Consolidated Statements of Cash Flows for the three months ended
   December 31, 2000 and 1999 (unaudited) ........................................ 5

Notes to Condensed Consolidated Financial Statements (unaudited) ................. 6

Item 2. Management's Discussion and Analysis of Operations ....................... 10

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ......................................... 13

SIGNATURES ....................................................................... 14

Index to Exhibits Filed with Form 10-Q dated February 12, 2001 ................... 15

                         PARAVANT INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                     Assets

                                                                           December 31,       September 30,
                                                                               2000               2000
                                                                           ------------       -------------
                                                                           (Unaudited)
Current assets:
   Cash and cash equivalents                                               $   313,587          $   265,408
   Marketable securities                                                     1,221,947            1,263,633
   Accounts receivable, net of allowance for doubtful accounts of
     $124,227 and $149,260, respectively                                     8,217,297            9,069,459
   Employee receivables and advances                                            24,756               21,818
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                   5,841,498            8,079,427
   Inventories                                                               6,716,769            6,711,043
   Prepaid expenses                                                            303,380              292,258
   Deferred income taxes                                                     1,012,325            1,014,115
                                                                           -----------          -----------

     Total current assets                                                   23,653,349           26,717,161
                                                                           -----------          -----------
Property, plant and equipment, net                                           7,869,354            7,466,821
Goodwill and intangible assets, net                                         31,023,804           31,942,502
Other assets                                                                   288,844              330,315
Deferred income taxes                                                        1,065,422            1,063,632
                                                                           -----------          -----------


     Total assets                                                          $63,898,983          $67,520,431
                                                                           ===========          ===========


See accompanying notes to condensed consolidated financial statements.

                      Liabilities and Stockholders' Equity

                                                                           December 31,       September 30,
                                                                               2000                2000
                                                                           ------------       -------------
                                                                           (Unaudited)
Current liabilities:
   Notes payable                                                           $   791,337          $   750,774
   Current installments of long-term obligations                               997,640            1,001,630
   Current installments of capital lease obligations                            28,853               48,517
   Accounts payable                                                          2,528,652            5,735,830
   Billings in excess of costs and estimated earnings on
        uncompleted contracts                                                1,134,372              718,059
   Provision for future losses on uncompleted contracts                        110,711              657,909
   Income taxes payable                                                        639,317              749,131
   Accrued expenses                                                          2,146,125            2,486,470
   Accrued incentive compensation                                              211,048              734,221
   Deferred revenue                                                             59,927               76,540
                                                                           -----------          -----------
        Total current liabilities                                            8,647,982           12,959,081
                                                                           -----------          -----------

Long-term obligations, net of current installments                          21,156,015           20,919,779
Deferred compensation                                                        1,306,238            1,315,342
                                                                           -----------          -----------
        Total liabilities                                                   31,110,235           35,196,268
                                                                           -----------          -----------
Stockholders' equity:
   Preferred stock                                                             --                    --
   Common stock                                                                268,095              266,453
   Additional paid-in capital                                               22,311,607           22,161,694
   Retained earnings                                                        12,397,072           11,952,014
                                                                           -----------          -----------
                                                                            34,976,774           34,830,161
   Less treasury stock at cost, 772,661 shares and 724,651
     shares, respectively                                                   (2,188,026)          (2,055,998)
                                                                           -----------          -----------
        Total stockholders' equity                                          32,788,748           32,324,163
                                                                           -----------          -----------

Commitments and contingencies

        Total liabilities and stockholders' equity                         $63,898,983          $67,520,431
                                                                           ===========          ===========

                         PARAVANT INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
             For the three months ended December 31, 2000 and 1999


                                                       2000             1999
                                                       ----             ----
                                                            (Unaudited)
Revenues                                            $12,620,319     $ 7,705,029
                                                    -----------     -----------
Cost of revenues                                      7,100,649       3,691,564
Sales and marketing                                     627,195         504,228
Research, development & engineering                   1,040,254         616,459
General and administrative                            1,481,466       1,170,761
Amortization of goodwill and intangible assets          949,618         494,981
                                                    -----------     -----------
        Total costs and expenses                     11,199,182       6,477,993
                                                    -----------      ----------
                Income from operations                1,421,137       1,227,036

Other income (expense):
        Investment income (expense)                    (192,147)         13,104
        Interest expense                               (422,430)        (47,427)
        Miscellaneous                                     2,635           6,368
                                                    -----------      ----------

                Income before income taxes              809,195       1,199,081

Income tax expense                                      364,138         573,161
                                                    -----------      ----------
                Net income                          $   445,057      $  625,920
                                                    ===========      ==========

Basic earnings per share                            $       .03      $      .04
                                                    ===========      ==========

Diluted earnings per share                          $       .03      $      .03
                                                    ===========      ==========

Weighted average number of shares:
        Basic                                        17,073,921      17,547,610
                                                    ===========      ==========
        Diluted                                      17,388,785      17,989,580
                                                    ===========      ==========

See accompanying notes to condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
             For the three months ended December 31, 2000 and 1999


                                                                     2000         1999
                                                                     ----         ----
                                                                        (Unaudited)
Net cash provided by operating activities:                       $  766,734     $4,430,578
                                                                 ----------     ----------

Cash flows from investing activities:
   Purchases of marketable securities                              (158,743)      (116,104)
   Acquisitions of property, plant and equipment                   (799,500)       (72,739)
   Acquisition costs                                                (30,920)            --
                                                                 ----------     ----------
           Net cash used by investing activities                   (989,163)      (188,843)
                                                                 ----------     ----------

Cash flows from financing activities:
   Proceeds from note payable                                        40,564             --
   Proceeds from long-term obligations                              478,496             --
   Repayments on long-term obligations                             (246,250)      (246,250)
   Repayments on capital lease obligations                          (21,730)       (23,078)
   Proceeds from exercise of common stock options                    19,528         20,833
   Payments for purchase of treasury stock                             --         (150,951)
                                                                 ----------     ----------

           Net cash provided (used) by financing activities         270,608       (399,446)
                                                                 ----------     ----------

           Net increase in cash and cash equivalents                 48,179      3,842,289

Cash and cash equivalents at beginning of the period                265,408        949,414
                                                                 ----------     ----------

Cash and cash equivalents at end of the period                   $  313,587     $4,791,703
                                                                 ==========     ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                   $  473,952     $   52,903
                                                                 ==========     ==========
      Income taxes                                               $  429,277     $       --
                                                                 ==========     ==========

Supplemental disclosure of noncash investing and financing
   activities:
   The Company issued stock through a cashless exercise of
       stock options and received treasury stock                 $  132,028     $    4,583
                                                                 ==========     ==========


See accompanying notes to condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           December 31, 2000 and 1999

(1) Description of Business and Summary of Significant Accounting Policies

(a) Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Paravant Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions and requirements of Form 10-Q and Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal years.

         These condensed consolidated financial statements and footnotes should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 2000 included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. The accounting principles used in preparing these condensed consolidated financial statements are the same as those described in such statements, or as discussed below.

(b) Basic and Diluted Earnings Per Share

         Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding.

         A reconciliation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share is as follows:

                                               December 31,        December 31,
                                                   2000                1999
                                                   ----                ----
Basic:
   Weighted average number of common
     shares outstanding                         17,073,921          17,547,610
                                                ==========          ==========
Diluted:
   Weighted average number of common
     shares outstanding                         17,073,921          17,547,610
Dilutive stock options                             300,175             422,458
Dilutive warrants                                   14,689              19,512
                                                ----------          ----------
                                                17,388,785          17,989,580
                                                ==========          ==========

                         PARAVANT INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements -- (Continued)


         Options and warrants to purchase 1,171,735 and 970,100 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2000 and 1999, respectively, because their exercise prices exceeded the average market price of common shares for the period.

(c) Reclassification

         Certain amounts for the three months ended December 31, 1999 have been reclassified to conform to the current period presentation.

(d) New accounting pronouncements

         The Company adopted Statement of Financial, Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" during the quarter ended December 31, 2000. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. As the Company does not hold derivative instruments or engage in hedging activities, the adoption of this statement does not impact the accompanying condensed consolidated financial statements.

(2) Contracts

         Contracts in progress and advance billings on such contracts consist of:

                                                December 31,    September 30,
                                                    2000            2000
                                                    ----            ----
Costs incurred on uncompleted contracts        $ 19,537,786    $ 17,075,232
Estimated earnings thereon                        2,593,264       1,522,472
                                               ------------    ------------
                                                 22,131,050      18,597,704
Billings to date                                (17,534,635)    (11,894,245)
                                               ------------    ------------
                                               $  4,596,415    $  6,703,459
                                               ============    ============


         The above amounts are included in the accompanying condensed consolidated balance sheet under the following captions:

Costs and estimated earnings in excess of billings on
        uncompleted contracts                           $ 5,841,498     $8,079,427
Billings in excess of costs and estimated earnings
        on uncompleted contracts                         (1,134,372)      (718,059)
Provision for future losses on uncompleted contracts       (110,711)      (657,909)
                                                        -----------     ----------
                                                        $ 4,596,415     $6,703,459
                                                        ===========     ==========

                         PARAVANT INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements -- (Continued)


(3) Inventories

Inventories consist of:                  December 31,    September 30,
                                            2000             2000
                                            ----             -----
Raw materials                          $ 4,695,805       $5,070,340
Work in process                          1,272,517          741,827
Finished goods                           1,417,778        1,540,707
                                        ----------       ----------
                                         7,386,100        7,352,874
Provision for obsolete inventories        (669,331)        (641,831)
                                        ----------       ----------
                                       $ 6,716,769       $6,711,043
                                        ==========       ==========


(4) Property, plant, and equipment

Property, plant and equipment consists of:   December 31,  September 30,
                                                 2000          2000
                                                 ----          ----
Land                                         $   420,330   $   420,330
Building                                       2,005,889     2,005,889
Office equipment                               4,293,543     4,158,694
Factory equipment                              1,119,825     1,128,517
Leasehold improvements                           320,481       320,481
Vehicles                                          88,230        88,230
Demonstration pool and custom molds            2,646,357     2,718,352
Construction in progress                       1,106,659       452,627
                                             -----------   -----------
                                              12,001,314    11,293,120
Less accumulated depreciation                  4,131,960     3,826,299
                                             -----------   -----------
                                             $ 7,869,354   $ 7,466,821
                                             ===========   ===========


(5) Goodwill and intangible assets

Goodwill and intangible assets consist of:   December 31,  September 30,
                                                 2000          2000
                                                 ----          ----

Goodwill                                     $30,334,921   $30,304,001
Non-compete agreements                         6,067,250     6,067,250
License rights                                   285,000       285,000
                                             -----------   -----------
                                              36,687,171    36,656,251
Less accumulated amortization                  5,663,367     4,713,749
                                             -----------   -----------
                                             $31,023,804   $31,942,502
                                             ===========   ===========

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations

Three Months ended December 31, 2000 vs. December 31, 1999

         Revenues for the three months ended December 31, 2000 were $12,620,319, an increase of $4,915,290 or 64% from revenues of $7,705,029 for the three months ended December 31, 1999. Revenues from the Company's military products increased by $4,591,041, primarily due to $5,957,601 of revenue recognized under a significant contract. Revenues from the Company's medical products, a product line which management has elected to discontinue, decreased by $508,810. An increase of $833,059 in revenues from the Company's signal intelligence products is attributable to revenues of $2,569,617 from operations that were acquired during the third and fourth quarters of the Company's fiscal year ended September 30, 2000, offset by a decrease in purchases of a significant existing customer.

         Cost of revenues was $7,100,649 in 2000, or 56% of revenues, compared to $3,691,564 or 48% of revenues in 1999, an increase of $3,409,085. Of this increase, $781,485 is attributable to acquired operations. The increase in cost of sales as a percentage of revenues is a result of change in the sales mix toward the Company's C4 products, which have higher material and production costs than the Company's other products.

         Sales and marketing expense of $627,195 in 2000 increased by $122,967 or 24% from 1999 expense of $504,228. The increase is attributable to $150,405 of expense from acquired operations. As a percentage of revenues, sales and marketing expense was approximately 5% in 2000 and 7% in 1999.

         Research, development and engineering expense of $1,040,254 in 2000 increased by $423,795 or 69% from 1999 expense of $616,459. The increase in research, development and engineering expense is attributable $460,293 of expense from acquired operations. As a percentage of revenues, research, development and engineering expense was 8% in both periods.

         General and administrative expense of $1,481,466 in 2000 increased by $310,705 or 27% from 1999 expense of $1,170,561. The increase in general and administrative expense is attributable to $539,457 of expense from acquired operations, offset by a decrease in deferred compensation expense resulting from $200,429 in unrealized losses on trading securities recorded in 2000. As a percentage of revenues, general and administrative expense was 12% and 15% in 2000 and 1999, respectively.

         Amortization of goodwill and intangible assets was $949,618 in 2000 compared to $494,981 in 1999, an increase of $454,637 or 92%. The increase is attributable to amortization of goodwill and intangible assets recorded in the Company's fiscal year ended September 30, 2000 relating to acquired operations as previously discussed.

         Income from operations was $1,421,137 in 2000 compared to $1,227,036 in 1999, an increase of $194,101. As a percentage of revenues, income from operations decreased to 11% in 2000 from 16% in 1999. The reduction in income from operations as a percentage of revenues resulted primarily from increased cost of revenues and amortization of goodwill and intangible assets as discussed above.

         Investment expense was $192,147 in 2000 compared to investment income of $13,104 in 1999. The change is due primarily to unrealized losses on trading securities recorded in 2000 as previously discussed.

         Interest expense was $422,430 in 2000 compared to $47,427 in 1999, an increase of $375,003. This increase is due to an increase in outstanding credit balances for the period ended December 31, 2000.

         The Company's net income was $445,057 in 2000 compared to $625,920 in 1999. Net income as a percentage of revenues decreased to 4% in the quarter ended December 31, 2000 from 8% in 1999. The reduction in net income overall resulted primarily from increased cost of revenues, amortization of goodwill and intangible assets, and interest expense as discussed above.

Liquidity and Capital Resources

         The Company has floating rate financing with National City Bank in an amount up to $23 million under a revolving line of credit with a maturity date of May 1, 2003, convertible thereafter to five-year term debt. Pursuant to the loan agreement, the rate of interest is to be determined at a rate equal to the Bank's prime rate, the federal funds or LIBOR rate plus a margin which ranges from 1.5% to 2% based on the debt to tangible net worth ratio at the beginning of the applicable LIBOR rate contract period. The Company may elect among the rates based upon conditions on the dates upon which funds are drawn. The line of credit is secured by a first security interest in accounts receivable, contract rights, inventory, equipment and other security reasonably requested by National City Bank. The loan agreement includes various loan covenants and restrictions of a customary nature which may, under certain circumstances, limit the ability of the Company to pay cash dividends, undertake additional acquisitions, make certain changes in the Company's management, or otherwise limit obligations undertaken by, or operations of, the Company. As of December 31, 2000, there were borrowings of $18,455,308 outstanding under this arrangement with the Bank.

         In addition, the Company has subordinated notes payable to each of the previous shareholders of EDL and STL, aggregating $1,231,250 as of December 31, 2000. These notes bear interest at 8%, are payable in quarterly payments through January 1, 2002. These notes are subordinate to the rights of the Bank. In addition, the Company had notes payable to each of the previous shareholders of Tri-Plex aggregating $250,000 which were paid, together with accrued interest at prime, on January 29, 2001.

         During the three months ended December 30, 2001, the Company incurred costs of $654,032, including capitalized interest of $7,909, for the renovation of an office and manufacturing facility for its PCS subsidiary in Melbourne, Florida. The first phase of the renovation, housing PCS's manufacturing operations, was completed during the quarter ended June 30, 2000. Completion of the second and final phase of the renovation is expected during the second quarter of fiscal 2001 at additional cost of approximately $ 1.1 million. The acquisition and subsequent renovations were financed by a mortgage note payable to First Union National Bank ("First Union"). The mortgage note provides up to $3,560,000 at a variable interest rate equal to the one-month LIBOR plus 1.65%. At December 31, 2000, there were borrowings of $2,421,025 under the mortgage note payable. Interest on the mortgage note is payable monthly through December 2001, after which monthly principal and interest payments will be made through December 1, 2016.

         The Company also has capital lease obligations of $50,583 at December 31, 2000. These capital lease obligations bear interest rates of 1.25% to 1.50% over the prime rate and are expected to be satisfied within two years.

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

         The Company's operating cash flow was $766,734 in 2000, resulting primarily from reductions in accounts payable, accrued incentive compensation, income taxes payable and accrued expenses offset by reductions in accounts receivable, inventories, and contracts in progress. Operating cash flow in 1999 was $4,430,578.

         As of December 31, 2000, management believes inventory balances are not in excess of requirements for deliveries and normal minimum stocking levels.

         Generally, accounts receivable at the end of each quarter are collected within the following quarter. The Company's total outstanding accounts receivable balance was $8,217,297 at December 31, 2000. The Company has provided an allowance for certain older balances of $124,227. This allowance is believed to be sufficient to address any uncollectible balances outstanding as of December 31, 2000.

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

         As of December 31, 2000 and 1999, the Company's backlog was approximately $29.3 million and $7.7 million, respectively, consisting of firm fixed price purchase orders. The backlog associated with the fiscal 2000 acquisitions included in the December 31, 2000 backlog total was approximately $6.8 million. All of these purchase orders are expected to generate profits within the Company's historical levels. The Company believes that the completion of the orders comprising its backlog, and any new orders which may be accepted by the Company in the future, should not result in additional liquidity pressures that cannot be addressed in a manner consistent with the Company's past practices. The Company currently expects to manufacture and deliver substantially all of the products in backlog within the next 12 months. In addition to the firm fixed price orders, the Company has $7.9 million in unfunded, deliverables from an IDIQ contract. This additional $7.9 million is expected to be completed over the next 36 months.

         On November 2, 1999, the Board of Directors authorized the Company to repurchase up to 1,000,000 of its outstanding shares of common stock within the twelve-month period following such date for a maximum purchase price, including commissions, not to exceed $3,500,000 in the aggregate. The Board has extended the repurchase program through November 2, 2001. No repurchases were made during the three months ended December 31, 2000. Since the inception of the program, the Company has repurchased 640,681 shares of its common stock for a total cost of $1,815,201 at an average purchase price of $2.83 per share.

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

Cautionary Statement

         This Quarterly Report on Form 10-QSB contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include the following: the budgetary and appropriations policies of the Company's governmental customers, the competitive environment for the Company's products and services, the timing of new orders, and the degree of market penetration of the Company's new products. The words "believe," "estimate," "expect," "intend," "anticipate," "will," "could," "may," "should," "plan," "potential," "predict," "forecast," and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

3(i) Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998).

3(ii) Amended and Restated By-laws (incorporated by reference to Exhibit 3(ii) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000).

10.53 Employment Agreement between Paravant Inc. and William R. Craven (incorporated by reference to Exhibit 10.53 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000).

10.59 Employment Agreement between Paravant Inc. and Krishan K. Joshi (incorporated by reference to Exhibit 10.59 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000).

11 Statement re: computation of per share earnings (not required because the relevant computation can be clearly determined from material contained in the financial statements).

27       Financial Data Schedule.



     (b) Reports on Form 8-K:

         No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2000.

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

                          PARAVANT INC.

                          By      /s/  John C. Zisko
                            --------------------------------

                                   John C. Zisko,
                          Vice President, Treasurer and Chief Financial Officer (as both a duly authorized officer of Registrant and as principal financial officer of Registrant)

Date: February 12, 2001

                                 Paravant Inc.

         Index to Exhibits filed with Form 10-Q dated February 12, 2001

Exhibit                          Description of Exhibit
-------                          ------------------------
27                               Financial Data Schedule.

                                                                      Exhibit 27
                                                                      ----------