Form 10-Q
period 2001-03-31
PARAVANT INC
filed 2001-05-15
CIK 944405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period          to
                          --------    --------
Commission file number: 0-28114


                                  PARAVANT INC.

             (Exact name of Registrant as specified in its charter)

           Florida                                     59-2209179
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

On May 11, 2001, there were outstanding 17,772,348 shares of the Registrant's common stock outstanding.

                                  PARAVANT INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:

Condensed Consolidated Balance Sheet - March 31, 2001 and September 30, 2000......................2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000.........................................................4

Condensed Consolidated Statements of Operations for the six
     months ended March 31, 2001 and 2000.........................................................5

Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2001 and 2000................................................................6

Notes to Condensed Consolidated Financial Statements..............................................7

Item 2.  Management's Discussion and Analysis of Operations......................................12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................18

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.....................................19

Item 6.  Exhibits and Reports on Form 8-K........................................................19

SIGNATURES.......................................................................................20


                         PARAVANT INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                     Assets

                                                                                      March 31,         September 30,
                                                                                         2001                2000
                                                                                         ----                ----
                                                                                     (Unaudited)
Current assets:
     Cash and cash equivalents                                                      $   278,027             265,408
     Marketable securities                                                              812,158           1,263,633
     Accounts receivable, net of allowance for doubtful accounts of
        $124,227 at March 31, 2001 and $149,260 at September 30, 2000                 9,766,789           9,069,459
     Employee receivables and advances                                                   20,896              21,818
     Costs and estimated earnings in excess of billings on
         uncompleted contracts                                                        4,718,697           8,079,427
     Inventories                                                                      6,826,041           6,711,043
     Prepaid expenses                                                                   277,550             292,258
     Deferred income taxes                                                            1,012,325           1,014,115
     Income taxes receivable                                                            916,424              --
                                                                                    -----------          ----------

         Total current assets                                                         24,628,90          26,717,161
                                                                                    -----------          ----------

Property, plant and equipment, net                                                    9,294,497           7,466,821
Goodwill and intangible assets, net                                                  30,088,534          31,942,502
Other assets                                                                            515,363             330,315
Deferred income taxes                                                                 1,065,422           1,063,632
                                                                                    -----------          ----------


         Total assets                                                               $65,592,723          67,520,431
                                                                                    ===========          ==========


See accompanying notes to condensed consolidated financial statements

                      Liabilities and Stockholders' Equity


                                                                                        March 31,         September 30,
                                                                                          2001                2000
                                                                                          ----                ----
                                                                                      (Unaudited)
Current liabilities:
     Notes payable                                                                    $   832,450            750,774
     Current maturities of long-term obligations                                          993,465          1,001,630
     Current maturities of capital lease obligations                                        4,462             48,517
     Accounts payable                                                                   2,704,298          5,735,830
     Billings in excess of costs and estimated earnings on
         uncompleted contracts                                                            742,532            718,059
     Provision for future losses on uncompleted contracts                                 464,550            657,909
     Income taxes payable                                                                (916,424)           749,131
     Accrued commissions                                                                  204,149            306,033
     Accrued expenses                                                                   1,527,060          2,180,437
     Accrued incentive compensation                                                       233,957            734,221
     Deferred revenue                                                                      88,726             76,540
                                                                                      -----------         ----------

         Total current liabilities                                                      7,795,649         12,959,081
                                                                                      -----------         ----------
Long-term obligations, net of current maturities                                       24,628,993         20,919,779
Capital lease obligations, net of current maturities                                        2,123              2,066
Deferred compensation                                                                     924,605          1,315,342
                                                                                      -----------         ----------

         Total liabilities                                                             33,351,370         35,196,268
                                                                                      -----------         ----------

Stockholders' equity:
     Preferred stock                                                                       --                 --
     Common stock                                                                         268,557            266,453
     Additional paid-in capital                                                        22,341,545         22,161,694
     Retained earnings                                                                 11,819,277         11,952,014
                                                                                      -----------         ----------
                                                                                       34,429,379         34,380,161
     Less treasury stock, 772,661 shares at March 31, 2001 and
         724,651 shares at September 30, 2000                                          (2,188,026)        (2,055,998)
                                                                                      -----------         ----------
         Total stockholders' equity                                                    32,241,353         32,324,163
                                                                                      -----------         ----------

Commitments and contingencies

         Total liabilities and stockholders' equity                                   $65,592,723         67,520,431
                                                                                      ===========         ==========

                         PARAVANT INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
               For the three months ended March 31, 2001 and 2000


                                                       2001             2000
                                                       ----             ----
                                                            (Unaudited)

Revenues                                            $11,293,216       7,894,805
                                                    -----------      ----------

Cost of revenues                                      7,384,622       4,472,090
Sales and marketing                                     739,393         492,388
Research, development and engineering                   874,396         469,540
General and administrative                            1,893,418       1,341,910
Amortization of goodwill and intangible assets          950,051         508,181
Non-recurring expense                                      --           685,813
                                                    -----------      ----------
     Total costs and expenses                        11,841,880       7,969,922
                                                    -----------      ----------

         Loss from operations                          (548,664)        (75,117)

Other income (expense):
     Investment (expense) income                       (164,610)        232,859
     Interest expense                                  (523,705)        (46,464)
     Miscellaneous                                        2,363           2,752
                                                    -----------      ----------

         Income (loss) before income taxes           (1,234,616)        114,030

Income tax expense (benefit)                           (657,105)         54,506
                                                    -----------      ----------

         Net income (loss)                          $  (577,511)         59,524
                                                    ===========      ==========

Basic earnings (loss) per share                     $      (.03)            .00
                                                    ===========      ==========

Diluted earnings (loss) per share                   $      (.03)            .00
                                                    ===========      ==========

Weighted average number of shares:

     Basic                                           17,122,305      17,506,124
                                                    ===========     ===========
     Diluted                                         17,122,305      18,087,544
                                                    ===========     ===========


See accompanying notes to condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                For the six months ended March 31, 2001 and 2000

                                                       2001             2000
                                                       ----             ----
                                                            (Unaudited)
Revenues                                            $23,913,535      15,599,835
                                                    -----------      ----------

Cost of revenues                                     14,485,272       8,163,655
Sales and marketing                                   1,366,316         996,615
Research, development and engineering                 1,914,650       1,085,999
General and administrative                            3,374,884       2,499,471
Amortization of goodwill and intangible assets        1,899,668       1,016,363
Non-recurring expense                                      --           685,813
                                                    -----------      ----------
  Total costs and expenses                           23,040,790      14,447,916
                                                    -----------      ----------

    Income from operations                              872,745       1,151,919

Other income (expense):
  Investment (expense) income                          (356,757)        245,963
  Interest expense                                     (946,135)        (93,891)
  Miscellaneous                                           4,998           9,120
                                                    -----------      ----------

    Income (loss) before income taxes                  (425,149)      1,313,111

Income tax expense (benefit)                           (292,844)        627,667
                                                    -----------      ----------

    Net income (loss)                               $  (132,305)        685,444
                                                    ===========      ==========

Basic earnings per share                            $      (.01)            .04
                                                    ===========      ==========

Diluted earnings per share                          $      (.01)            .04
                                                    ===========      ==========

Weighted average number of shares:

  Basic                                              17,097,847      17,539,163
                                                    ===========      ==========
  Diluted                                            17,097,847      18,043,873
                                                    ===========      ==========



See accompanying notes to condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                For the six months ended March 31, 2001 and 2000

                                                                             2001            2000
                                                                             ----            ----
                                                                                   (Unaudited)

Net cash provided by operating activities:                                 (1,276,156)       3,793,038

Cash flows from investing activities:

     Purchases (sales) of marketable securities                                68,762         (384,470)

     Acquisitions of property, plant and equipment                         (2,522,942)      (1,366,335)
     Proceeds from sale of property, plant and equipment
                                                                                 --              2,900

     Acquisition costs                                                        (45,700)            --
                                                                         ------------     ------------


                  Net cash used in investing activities                    (2,499,880)      (1,747,905)
                                                                         ------------     ------------

Cash flows from financing activities:

     Proceeds from note payable                                                81,676             --
     Proceeds from long-term obligations                                   17,490,092          956,418

     Repayments on long-term obligations                                  (13,780,878)        (517,516)

     Repayments on capital lease obligations                                  (52,163)         (45,070)

     Proceeds from exercise of common stock options                            49,928           50,314

     Payments for purchase of treasury stock                                     --           (279,832)
                                                                         ------------     ------------

                  Net cash provided by financing activities                 3,788,655          164,313
                                                                         ------------     ------------

                  Net increase in cash and cash equivalents                    12,619        2,209,446

Cash and cash equivalents at beginning of the period                          265,408          949,414
                                                                         ------------     ------------

Cash and cash equivalents at end of the period                           $    278,027        3,158,860
                                                                         ============     ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                                        $    896,180          106,000
                                                                         ============     ============
         Income taxes                                                    $  1,372,711        1,422,000
                                                                         ============     ============



Supplemental disclosure of noncash investing and financing
     activities:
     The Company issued stock through a cashless exercise of
         stock options and received treasury stock                       $    132,028            4,583
                                                                         ============     ============
See accompanying notes to condensed consolidated financial statements


                         PARAVANT INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                             March 31, 2001 and 2000

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

         A reconciliation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share is as follows:


                                                                                Three Months Ended March 31

                                                                                 2001                 2000
                                                                                 ----                 ----

        Basic:
             Weighted average number of common
                 shares outstanding                                             17,122,305            17,506,124
                                                                               ===========           ===========
        Diluted:
             Weighted average number of common
                 shares outstanding                                             17,122,305            17,506,124
        Dilutive stock options                                                      --                   545,711
        Dilutive warrants                                                           --                    35,709
                                                                               -----------           -----------

                                                                                17,122,305            18,087,544
                                                                               ===========           ===========


                         PARAVANT INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements-(Continued)
                            Six Months Ended March 31

                                                                                   2001                  2000
                                                                                   ----                  ----

        Basic:
             Weighted average number of common
                 shares outstanding                                             17,097,847            17,539,163
                                                                               ===========           ===========
        Diluted:
             Weighted average number of common
                 shares outstanding                                             17,097,847            17,539,163
        Dilutive stock options                                                      --                   477,505
        Dilutive warrants                                                           --                    27,205
                                                                               ------------          -----------

                                                                                17,097,847            18,043,873
                                                                               ===========           ===========


         Options and warrants to purchase 2,055,273 and 620,017 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2001 and 2000, respectively, because their exercise prices exceeded the average market price of common shares for the period. Options and warrants to purchase 1,718,710 and 647,017 shares of common stock were excluded from the calculation of diluted earnings per share for the six months ended March 31, 2001 and 2000, respectively, because their exercise prices exceeded the average market price of common shares for the period.

(c)      Change in Accounting Estimate

         During the quarter ended March 31, 2000, the Company made a change in accounting estimate totaling $150,000 ($77,250 after tax) due to a change in the estimated useful life of certain tooling and engineering assets related to the Company's medical products.

(d)      Reclassification

         Certain amounts for 2000 have been reclassified to conform to the current year presentation.

(e)      Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivatives instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivative financial instruments are either recognized periodically in income or Stockholder's Equity (as a component of other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. Changes in the fair value of derivative financial instruments not qualifying as SFAS No. 133 hedges are recognized in income. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001.

         Effective April 1, 2001, the Company entered an interest rate swap agreement which the Company intends to designate as a hedging instrument as it relates to the variability of cash flows associated with the Company's variable rate mortgage note payable. The Company expects to formally document the relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking this hedge transaction by June 1, 2001. Until such documentation is complete, the Company will recognize any changes in the fair value of the derivative in the results of operations. Upon completion of the required documentation, changes in the fair value of the derivative will be recognized as a component of other comprehensive income, subject to effectiveness testing.

                         PARAVANT INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements-(Continued)

(2) Acquisitions

         On May 26, 2000 the Company consummated a purchase business combination of all outstanding common stock of Tri-Plex Systems Corporation ("Tri-Plex"). Pursuant to the acquisition agreement the Company paid an aggregate consideration consisting of (i) $6,300,000 in cash, (ii) $250,000 of notes payable, paid on January 26, 2001 and bearing interest at prime and (iii) Warrants to purchase 120,000 shares of the Company's common stock valued at $223,200. In connection with the acquisition a contingent cash earn-out may be payable by the Company under specified circumstances based on future profits of the acquired operation over a two-year period. The earn-out, if any, will be recorded as additional goodwill and will be amortized over the remaining life of the asset. The cash portion of the consideration paid by the Company was financed by borrowings under a revolving line of credit agreement with National City Bank.

         On July 11, 2000 the Company consummated a purchase business combination, effective July 1, 2000, of all outstanding common stock of Catalina Systems Research, Inc. ("CRI"). Pursuant to the acquisition agreement the Company paid an aggregate consideration of (i) $13,800,000 in cash and (ii) up to $2,500,000 in subordianated promissory notes covering a contingent earn-out based on future earnings of the acquired operation over a thirty-nine month period. The earn-out, if any, will be recorded as additional goodwill and amortized over the remaining life of the asset. The Company also paid $200,000 to the selling shareholders for certain covenants not to compete. The cash portion of the consideration paid by the Company was financed by borrowings under a revolving line of credit agreement with National City Bank.

 (3) Contracts

         Contracts in progress and advance billings on such contracts consist of the following:

                                                                                March 31,           September 30,
                                                                                  2001                  2000
                                                                                  ----                  ----

        Costs incurred on uncompleted contracts                              $ 24,863,859            17,075,232
        Estimated earnings thereon                                              2,563,968             1,522,472
                                                                             ------------           -----------
                                                                               27,427,827            18,597,704
        Billings to date                                                      (23,916,212)          (11,894,245)
                                                                             ------------           -----------
                                                                             $  3,511,615             6,703,459
                                                                             ============           ===========


                         PARAVANT INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements-(Continued)


         The above amount is included in the accompanying condensed consolidated balance sheet under the following captions:

        Costs and estimated earnings in excess of billings on
             uncompleted contracts                                              $4,718,697             8,079,427
        Billings in excess of costs and estimated earnings
             on uncompleted contracts                                             (742,532)             (718,059)
        Provision for future losses on uncompleted contracts                      (464,550)             (657,909)
                                                                                ----------             ---------
                                                                                $3,511,615             6,703,459
                                                                                ==========             =========


(4)  Inventories

     Inventories consist of:

                                                                                 March 31,           September 30,
                                                                                   2001                  2000
                                                                                   ----                  ----

        Raw materials                                                           $4,371,420             5,070,340
        Work in process                                                          2,516,290               741,827
        Finished goods                                                             607,662             1,540,707
                                                                                ----------             ---------
                                                                                 7,495,372             7,352,874
        Provision for obsolete inventory                                          (669,331)             (641,831)
                                                                                ----------             ---------
                                                                                $6,826,041             6,711,043
                                                                                ==========             =========

(5)  Property, plant, and equipment

     Property, plant and equipment consists of:


                                                                                 March 31,           September 30,
                                                                                   2001                  2000
                                                                                   ----                  ----

        Land                                                                   $   420,330               420,330
        Building                                                                 2,005,889             2,005,889
        Office equipment                                                         4,744,038             4,158,694
        Factory equipment                                                        1,321,876             1,128,517
        Leasehold improvements                                                     320,480               320,481
        Vehicles                                                                    88,230                88,230
        Demonstration pool and custom molds                                      2,655,871             2,718,352
        Construction in progress                                                 2,166,826               452,627
                                                                               -----------            ----------
                                                                                13,723,540            11,293,120
        Less accumulated depreciation                                            4,429,043             3,826,299
                                                                               -----------            ----------
                                                                               $ 9,294,497             7,466,821
                                                                               ===========            ==========


(6)  Goodwill and intangible assets

     Goodwill and intangible assets consist of:


                                                                                 March 31,           September 30,
                                                                                   2001                  2000
                                                                                   ----                  ----

        Goodwill                                                               $30,349,701            30,304,001
        Non-compete agreements                                                   6,067,250             6,067,250
        License rights                                                             285,000               285,000
                                                                               -----------            ----------
                                                                                36,701,951            36,656,251
        Less accumulated amortization                                            6,613,417             4,713,749
                                                                               -----------            ----------
                                                                               $30,088,534            31,942,502
                                                                               ===========            ==========


(7)  Segment and Related Information

     In June 1997, the FASB issued SFAS 131, "Disclosures about segments of an enterprise and related information." The standard requires the companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The company believes that all of its material operations are part of the military electronic hardware industry and it currently reports a single industry segment. Revenues by major product, within the electronics hardware industry are as follows:


                                                                                      Three months ended
                                                                                      ------------------
                                                                                 March 31,           March 31,
                                                                                   2001                2000
                                                                                   ----                ----

        Military                                                               $15,203,074         $ 7,360,704
        Medical                                                                    988,747           2,032,496
        Signal intelligence                                                      7,721,714           6,206,635
                                                                               -----------         -----------
                                                                                23,913,535          15,599,835



                                                                                      Six months ended
                                                                                      ----------------
                                                                                 March 31,           March 31,
                                                                                   2001                2000
                                                                                   ----                ----

        Military                                                               $ 7,114,646          $3,899,737
        Medical                                                                    748,233           1,246,751
        Signal intelligence                                                      3,430,337           2,748,317
                                                                               -----------          ----------
                                                                                11,293,216           7,894,805


     Approximately 97% in 2001 and 100% in 2000 of the Company's revenues are derived from domestic customers. The Company attributes revenues to countries based upon where the customers' assets are located. All of the company's assets are located domestically.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations

Three Months ended March 31, 2001 vs March 31, 2000

     Revenues for the three months ended March 31, 2001 were $11,293,216, an increase of $3,398,411 or 43% from revenues of $7,894,805 for the three months ended March 31, 2000. Revenues from the Company's military products increased by $3,214,909 primarily due to $4,096,368 of revenue recognized under a significant contract. Revenues from the Company's medical products, a market which management has elected to exit, decreased by $498,519. An increase of $682,020 in revenues from the Company's signal intelligence products is attributable to revenues of $2,040,503 from operations that were acquired during the third and fourth quarters of the Company's fiscal year ended September 30, 2000, offset by a decrease in purchases of a significant existing customer.

     Cost of revenues was $7,384,622 in 2001, or 65% of revenues, compared to $4,472,090 or 57% of revenues in 2000, an increase of $2,912,531. Of this increase, $602,321 is attributable to acquired operations. The increase in cost of sales as a percentage of revenues is a result of a change in the sales mix toward the Company's military products, which have higher material and production costs than the Company's other products.

     Sales and marketing expense of $739,393 in 2001 increased by $247,006 or 50% from 2000 expense of $492,388. As a percentage of revenues, sales and marketing expense was approximately 7% in 2001 and 6% in 2000. $188,003 of the increase is attributable to expense from acquired operations.

     Research, development and engineering expense of $874,396 in 2001 increased by $404,856 or 86% from 2000 expense of $469,540. As a percentage of revenues, research, development and engineering expense was 8% in 2001 and 6% in 2000. The increase in research, development and engineering expense is attributable to $503,138 of expense from acquired operations.

     General and administrative expense of $1,893,418 in 2001 increased by $551,508 or 41% from 2000 expense of $1,341,910. As a percentage of revenues, general and administrative expense was 17% in both years. The increase in general and administrative expense is attributable to $638,450 of expense from acquired operations, offset by a decrease in deferred compensation expense associated with $182,283 in unrealized losses on trading securities recorded in 2001.

     Amortization of goodwill and intangible assets was $950,051 in 2001 compared to $508,181 in 2000, an increase of $473,547 or 87%. The increase is attributable to amortization of goodwill and intangible assets that were recorded in the Company's fiscal year ended September 30, 2000 relating to acquired operations as previously discussed.

     Loss from operations was $548,664 in 2001 compared to a loss of $75,117 in 2000, an increase of $539,661. As a percentage of revenues, the loss from operations increased to 5% in 2001 from 1% in 2000. The increased loss from operations as a percentage of revenues resulted primarily from increased cost of revenues, increased general and administrative, and research, development and engineering costs, and amortization of goodwill and intangible assets as discussed above.

     Investment expense was $164,610 in 2001 compared to investment income of $232,859 in 2000. The change is due primarily to unrealized losses on trading securities recorded of $182,283 in 2001 compared to unrealized gains of $221,297 in 2000.

     Interest expense was $523,705 in 2001 compared to $46,464 in 2000, an increase of $477,241. This increase is due to an increase in outstanding credit balances for the period ended March 31, 2001.

     The Company's net loss was $577,511 in 2001 compared to net income of $59,524 in 2000. Net loss as a percentage of revenues was 6% in 2001 compared to net income of 1% of revenues in 2000. The net loss overall resulted from the items discussed above.

Six Months ended March 31, 2001 vs March 31, 2000

     Revenues for the six months ended March 31, 2001 were $23,913,535, an increase of $8,313,701 or 53% from revenues of $15,599,835 for the six months ended March 31, 2000. Revenues from the Company's military products increased by $7,842,370, primarily due to $10,053,969 of revenue recognized under a significant military contract. Revenues from the Company's medical products, a market which management has elected to exit, decreased by $1,043,750. An increase of $1,515,080 in revenues from the Company's signal intelligence products is attributable to revenues of $4,620,131 from operations that were acquired during the third and fourth quarters of the Company's fiscal year ended September 30, 2000, offset by a decrease in purchases of a significant existing customer.

     Cost of revenues was $14,485,272 in 2001, or 61% of revenues, compared to $8,163,655 or 52% of revenues in 2000, an increase of $6,321,617. Of this increase, $1,383,807 is attributable to acquired operations. The increase in cost of sales as a percentage of revenues is a result of change in the sales mix toward the Company's military products, which have higher material and production costs than the Company's other products.

     Sales and marketing expense of $1,366,316 in 2001 increased by $369,701 or 37% from 2000 expense of $996,615. As a percentage of revenues, sales and marketing expense was approximately 6% both years. The increase is mainly attributable to $338,408 of expense from acquired operations.

     Research, development and engineering expense of $1,914,650 in 2001 increased by $828,651 or 76% from 2000 expense of $1,085,999. As a percentage of revenues, research, development and engineering expense was 8% in 2001 and 7% in 2000. The increase in research, development and engineering expense is mainly attributable to $963,430 of expense from acquired operations.

     General and administrative expense of $3,374,884 in 2001 increased by $875,413 or 35% from 2000 expense of $2,499,471. As a percentage of revenues, general and administrative expense declined to 14% in 2001 from 16% in 2000. The increase in general and administrative expense is attributable to $1,187,906 of expense from acquired operations, offset by a decrease in deferred compensation expense associated with $382,712 in unrealized losses on trading securities recorded in 2001.

     Amortization of goodwill and intangible assets was $1,899,668 in 2001 compared to $1,016,363 in 2000, an increase of $883,305 or 87%. The increase is attributable to amortization of goodwill and intangible assets recorded in the Company's fiscal year ended September 30, 2000 relating to acquired operations as previously discussed.

     Income from operations was $872,745 in 2001 compared to $1,151,919 in 2000, a decrease of $279,174. As a percentage of revenues, income from operations decreased to 4% in 2001 from 7% in 2000. The reduction in income from operations as a percentage of revenues resulted primarily from increased cost of revenues, increased general and administrative, research, development and engineering costs, and amortization of goodwill and intangible assets as discussed above.

     Investment expense was $356,757 in 2001 compared to investment income of $245,693 in 2000. The change is due primarily to unrealized losses on trading securities recorded in 2001 of $382,712 compared to unrealized gains of $221,297 in 2000.

     Interest expense was $946,135 in 2001 compared to $93,891 in 2000, an increase of $852,244. This increase is due to an increase in outstanding credit balances for the period ended March 31, 2001.

     The Company's net loss was $132,305 in 2001 compared to net income of $685,444 in 2000. Net loss as a percentage of revenues was nil in 2001 compared to net income of 4% of revenues in 2000. The net loss overall resulted primarily from the items discussed above.

Liquidity and Capital Resources

     The Company has floating rate financing with National City Bank in an amount up to $23 million under a revolving line of credit with a maturity date of May 1, 2003, convertible thereafter to five-year term debt. Pursuant to the loan agreement, the rate of interest is to be determined at a rate equal to the Bank's prime rate, the federal funds or LIBOR rate plus a margin which ranges from 1.5% to 2% based on the debt to tangible net worth ratio at the beginning of the applicable LIBOR rate contract period. The Company may elect among the rates based upon conditions on the dates upon which funds are drawn. The line of credit is secured by a first security interest in accounts receivable, contract rights, inventory, equipment and other security reasonably requested by National City Bank. The loan agreement includes various loan covenants and restrictions of a customary nature which may, under certain circumstances, limit the ability of the Company to pay cash dividends, undertake additional acquisitions, make certain changes in the Company's management, or otherwise limit obligations undertaken by, or operations of, the Company. As of March 31, 2001, there were borrowings of $21,325,371 outstanding under this arrangement with the Bank.

     In addition, the Company has subordinated notes, payable to each of the previous shareholders of EDL and STL, aggregating $985,000 as of March 31, 2001. These notes bear interest at 8%, are payable in quarterly payments through January 1, 2002. These notes are subordinate to the rights of the Bank.

     During the six months ended March 31, 2001, the Company incurred costs of $1,714,198, including capitalized interest of $27,388, for the renovation of an office and manufacturing facility for its PCS subsidiary in Melbourne, Florida. The first phase of the renovation, housing PCS's manufacturing operations, was completed during the quarter ended June 30, 2000. The second and final phase of the renovation was completed during the quarter ended March 31, 2001. The acquisition and subsequent renovations were financed by a mortgage note payable to First Union National Bank . The mortgage note provides up to $3,560,000 at an interest rate of LIBOR + 1.65% per annum. Effective April 1, 2001, the Company entered into an interest rate swap agreement to convert the interest rate to afixed 7.85% per annum. At March 31, 2001, there were borrowings of $3,270,133 under the mortgage note payable. Interest on the mortgage note is payable monthly through December 2001, after which monthly principal and interest payments will be made through December 1, 2016.

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

     The Company's operating cash flow was $(1,276,156) in 2001 compared to $3,408,568 in 2000. This resulted primarily from reductions in accounts payable, accrued incentive compensation, income taxes payable and accrued expenses, coupled with increased accounts receivable, inventories, partially offset by a reduction in contracts in progress.

     As of March 31, 2001, management believes inventory balances are not in excess of requirements for deliveries and normal minimum stocking levels.

     Generally, accounts receivable at the end of each quarter are collected within the following quarter. The Company's total outstanding accounts receivable balance was $9,891,016 at March 31, 2001. The Company has provided an allowance for certain older balances of $124,227. This allowance is believed to be sufficient to address any uncollectible balances outstanding as of March 31, 2001.

     On June 3, 1998, the Company entered into a loan agreement with an officer and director of the Company. The note receivable of $215,685 bears interest at the rate of interest then applicable for borrowings by the Company under the Company's then-existing line of credit or other primary lending arrangement with its primary lender, with interest payable annually, and matures on June 3, 2003.

     As of March 31, 2001 and 2000, the Company's backlog was approximately $30.2 million and $17.4 million, respectively, consisting of firm fixed price purchase orders. All of these purchase orders are expected to generate profits within the Company's historical levels. The Company believes that the completion of the orders comprising its backlog, and any new orders which may be accepted by the Company in the future, should not result in additional liquidity pressures that cannot be addressed in a manner consistent with the Company's past practices. The Company currently expects to manufacture and deliver substantially all of the products in backlog within the next 12 months. In addition to the firm fixed price orders, the Company has $7.9 million in unfunded, deliverables from an IDIQ contract. This additional $7.9 million of products in backlog will be completed over the next 33 months.

     Although the backlog as of March 31, 2001 shows an increase over the backlog as of March 31, 2000, the prior year backlog does not include any purchase orders for the two subsidiaries acquired in the fiscal year ended September 30, 2000. This increase in backlog may not result in increased revenues and net income for the fiscal year ending September 30, 2001.

     On November 2, 1999, the Board of Directors authorized the Company to repurchase up to 1,000,000 of its outstanding shares of common stock within the twelve-month period following such date for a maximum purchase price, including commissions, not to exceed $3,500,000 in the aggregate. The Board has extended the repurchase program through November 2, 2001. No repurchases were made during the six months ended March 31, 2001. Since the inception of the program, the Company has repurchased 640,681 shares of its common stock for a total cost of $1,815,201 at an average purchase price of $2.83 per share.

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

Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of SFAS 133." SFAS No. 133 and SFAS no. 138 require that all derivatives instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivative financial instruments are either recognized periodically in income or Stockholder's Equity (as a component of other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. Changes in the fair value of derivative financial instruments not qualifying as SFAS No. 133 hedges are recognized in income. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001.

     Effective April 1, 2001, the Company entered an interest rate swap agreement which the Company intends to designate as a hedging instrument as it relates to the variability of cash flows associated with the Company's variable rate mortgage note payable. The Company expects to formally document the relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking this hedge transaction by June 1, 2001. Until such documentation is complete, the Company will recognize any changes in the fair value of the derivative in the results of operations. Upon completion of the required documentation, changes in the fair value of the derivative will be recognized as a component of other comprehensive income, subject to effectiveness testing.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The company held no derivative securities as of March 31, 2001. Effective April 1, 2001, the Company entered an interest rate swap agreement to convert LIBOR +1.65% interest payment to 7.85% fixed interest payment related to its $3,560,000 mortgage note payable. The Company intends to designate the interest rate swap as a hedging instrument related to the variability of cash flows associated with the Company's variable rate mortgage note payable. The Company expects to formally document the relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking this hedge transaction by June 1, 2001.

         The Company's exposure to market risk relates to changes in interest rates and their potential impact on its variable rate debt instruments. Due to the short-term maturity of such instruments, the Company does not expect exposure to market risk to have a material impact on its results of operations, financial position, or liquidity.

Cautionary Statement

     This Quarterly Report on Form 10-Q contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include the following: the budgetary and appropriations policies of the Company's governmental customers, the competitive environment for the Company's products and services, the timing of new orders and the degree of market penetration of the Company's new products. The words "believe," "estimate," "expect," "intend," "anticipate," "will," "could," "may," "should," "plan," "potential," "predict," "forecast," and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

Part II - OTHER INFORMATION

Item 4.Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Shareholders of the Company (the "Annual Meeting") was held on March 22, 2001. At the Annual Meeting, the shareholders of the Company voted upon the election of eight directors, and all eight nominees were elected, with the votes being cast as follows:


Name                             Number of Votes For          Number of Votes Withheld
----                             -------------------          ------------------------

Krishan K. Joshi                 15,427,688                   1,162,121
Richard P. McNeight              15,463,544                   1,126,265
William R. Craven                15,463,414                   1,126,395
Michael F. Maguire               15,467,744                   1,122,065
John P. Singleton                15,463,944                   1,125,865
James E. Clifford                15,463,414                   1,126,395
C. Hyland Schooley               15,466,934                   1,122,875
Paul E. Blackwell                15,468,744                   1,121,065


No other director's term of office continued after the Annual Meeting.

             In addition, the shareholders voted to approve the Paravant Inc. Employee Stock Purchase Plan and the Paravant Inc. Stock Incentive Plan. With respect to the Paravant Inc. Employee Stock Purchase Plan, 7,643,861 votes were cast for approval, 1,165,609 votes were cast against approval, and 954,623 shares abstained from voting. With respect to the Paravant Inc. Stock Incentive Plan, 6,519,976 votes were cast for approval, 2,318,044 votes were cast against approval, and 926,073 shares abstained from voting. These items were the only matters voted upon at the Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.60    Paravant Inc. Stock Plan Incentive Plan.

10.61    Paravant Inc. Employee Stock Purchase Plan

11 Statement re: computation of per share earnings (not required because the relevant computation can be clearly determined from material contained in the financial statements).

     (b) Reports on Form 8-K:

         The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PARAVANT INC.

                                       By: /s/ John C. Zisko
                                          ...................................
                                                      John C. Zisko,
                                       Vice President, Treasurer and Chief
                                       Financial Officer (as both a duly
                                       authorized officer of Registrant and as
                                       principal financial officer of
                                       Registrant)

Date: May 15, 2001