Form 10-Q
period 2001-06-30
PARAVANT INC
filed 2001-08-14
CIK 944405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

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

                                  (973)631-6190
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

On August 6, 2001, there were outstanding 17,856,318 shares of the Registrant's common stock outstanding.

                                  PARAVANT INC.

                                      INDEX





PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheet - June 30, 2001 (Unaudited) and September 30,2000.....................2

Condensed Consolidated Statements of Operations (Unaudited) for the three months ended June 30, 2001 and 2000...................................................................4

Condensed Consolidated Statements of Operations (Unaudited) for the nine months ended June 30, 2001 and 2000...................................................................5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended June 30, 2001 and 2000..........................................................................6

Notes to Condensed Consolidated Financial Statements.......................................................7

Item 2.  Management's Discussion and Analysis of Operations...............................................12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................17

PART II - OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K.................................................................18

SIGNATURES................................................................................................19

                         PARAVANT INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                                     Assets

                                                                                   June 30,           September 30,
                                                                                     2001                  2000
                                                                                     ----                  ----
                                                                                 (Unaudited)
Current assets:
     Cash and cash equivalents                                                      $   127,326             265,408
     Marketable securities                                                            1,004,335           1,263,633
     Accounts receivable, net of allowance for doubtful accounts of
        $115,188 at June 30, 2001 and $149,260 at September 30, 2000                  5,559,868           9,069,459
     Employee receivables and advances                                                   14,035              21,818
     Costs and estimated earnings in excess of billings on
         uncompleted contracts                                                        7,457,267           8,079,427
     Inventories                                                                      7,265,983           6,711,043
     Prepaid expenses                                                                   348,322             292,258
     Deferred income taxes                                                            1,659,996           1,014,115
       Income taxes receivable                                                          710,753                -
                                                                                  -------------         -----------
         Total current assets                                                        24,147,885          26,717,161
                                                                                  -------------         -----------

Property, plant and equipment, net                                                    9,629,302           7,466,821
Goodwill and intangible assets, net                                                  29,166,599          31,942,502
Other assets                                                                            307,110             330,315
Deferred income taxes                                                                 1,065,422           1,063,632
                                                                                  -------------        ------------


         Total assets                                                               $64,316,318          67,520,431
                                                                                  =============        ============







See accompanying notes to condensed consolidated financial statements

                      Liabilities and Stockholders' Equity


                                                                June 30,       September 30,
                                                                 2001              2000
                                                                 ----              ----
                                                              (Unaudited)
Current liabilities:
     Notes payable                                            $   836,694         750,774
     Current maturities of long-term obligations                  738,750       1,001,630
     Current maturities of capital lease obligations                  724          48,517
     Accounts payable                                           3,772,427       5,735,830
     Billings in excess of costs and estimated earnings on
         uncompleted contracts                                    888,341         718,059
     Provision for future losses on uncompleted contracts         347,193         657,909
     Income taxes payable                                            --           749,131

     Accrued commissions                                          269,624         306,033
     Accrued expenses                                           1,922,231       2,180,437
     Accrued incentive compensation                               383,616         734,221
     Deferred revenue                                             109,469          76,540
                                                             ------------    ------------

         Total current liabilities                              9,269,069      12,959,081
                                                             ------------    ------------

Long-term obligations, net of current maturities               21,530,093      20,919,779
Capital lease obligations, net of current maturities                3,471           2,066
Deferred compensation                                           1,077,392       1,315,342
                                                             ------------    ------------

         Total liabilities                                     31,880,025      35,196,268
                                                             ------------    ------------

Stockholders' equity:
     Preferred stock                                                 --              --
     Common stock                                                 267,758         266,453
     Additional paid-in capital                                22,210,316      22,161,694
       Other comprehensive income                                  29,362
     Retained earnings                                         11,984,855      11,952,014
                                                             ------------    ------------
                                                               34,492,291      34,380,161

     Less treasury stock                                       (2,055,998)     (2,055,998)
                                                             ------------    ------------
         Total stockholders' equity                            32,436,293      32,324,163
                                                             ------------    ------------

Commitments and contingencies

         Total liabilities and stockholders' equity           $64,316,318      67,520,431
                                                             ============    ============


                         PARAVANT INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                For the three months ended June 30, 2001 and 2000


                                                     2001               2000
                                                     ----               ----
                                                            (Unaudited)

Revenues                                            $12,221,110       8,067,336
                                                   ------------    ------------

Cost of revenues                                      7,316,706       4,532,498
Sales and marketing                                     647,991         518,822
Research, development and engineering                 1,036,394         563,462
General and administrative                            2,268,136       1,384,578
Amortization of goodwill and intangible assets          950,636         527,119
                                                   ------------    ------------
     Total costs and expenses                        12,219,863       7,526,479
                                                   ------------    ------------

         Income from operations                           1,247         540,857

Other income (expense):
     Investment (expense) income                         49,915         (14,425)
     Interest expense                                  (293,723)        (73,371)
     Other                                               53,311           1,636
                                                   ------------    ------------

         Income (loss) before income taxes             (189,250)        454,697

Income tax expense (benefit)                           (354,827)        217,345
                                                   ------------    ------------

         Net income                                     165,577         237,352
                                                   ============    ============

Basic earnings per share                                    .01             .01
                                                            ===             ===

Diluted earnings per share                                  .01             .01
                                                            ===             ===

Weighted average number of shares:
     Basic                                           17,152,869      17,370,986
                                                   ============    ============
     Diluted                                         17,274,773      17,795,903
                                                   ============    ============




See accompanying notes to condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                For the nine months ended June 30, 2001 and 2000

                                                      2001              2000
                                                      ----              ----
                                                            (Unaudited)

Revenues                                            $36,134,645      23,667,171
                                                   ------------    ------------

Cost of revenues                                     21,801,978      12,696,153
Sales and marketing                                   2,014,737       1,515,438
Research, development and engineering                 2,951,043       1,649,461
General and administrative                            5,654,326       3,884,049
Amortization of goodwill and intangible assets        2,850,304       1,543,482
Non-recurring expense                                      --           685,813
                                                   ------------    ------------
     Total costs and expenses                        35,272,388      21,974,396
                                                   ------------    ------------

         Income from operations                         862,257       1,692,775

Other income (expense):
     Investment (expense) income                       (295,536)        231,539
     Interest expense                                (1,239,859)       (167,262)
     Other                                               58,309          10,756
                                                   ------------    ------------

         Income (loss) before income taxes            (614, 829)       1,767,808

Income tax expense (benefit)                           (647,671)         845,012
                                                   ------------    -------------

         Net income                                      32,842          922,796
                                                   ============    =============

Basic earnings per share                                    .00              .05
                                                            ===              ===

Diluted earnings per share                                  .00              .05
                                                            ===              ===

Weighted average number of shares:
     Basic                                           17,109,121      17,492,587
                                                   ============    ============
     Diluted                                         17,260,243      17,954,570
                                                   ============    ============



See accompanying notes to condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                For the nine months ended June 30, 2001 and 2000

                                                                                      2001               2000
                                                                                      ----               ----
                                                                                            (Unaudited)

Net cash provided by operating activities:                                       $  2,903,226       2,821,453

Cash flows from investing activities:
     Purchases (sales) of marketable securities                                       (67,122)           --
     Acquisitions of property, plant and equipment                                 (3,346,678)     (2,859,539)
     Proceeds from sale of property, plant and equipment
                                                                                         --              2900
     Acquisition costs, net of cash acquired                                          (64,400)     (5,940,994)
                                                                                 ------------    ------------

                  Net cash used in investing activities                            (3,478,200)     (8,797,633)
                                                                                 ------------    ------------

Cash flows from financing activities:
     Proceeds from note payable                                                        85,920            --
     Proceeds from long-term obligations                                           22,509,958       7,393,238
     Repayments on long-term obligations                                          (22,162,524)       (738,750)
     Repayments on capital lease obligations                                          (46,389)        (63,449)
     Proceeds from exercise of common stock options                                    49,928          74,711
     Payments for purchase of treasury stock                                             --        (1,357,238)
                                                                                 ------------    ------------

                  Net cash provided by financing activities                           436,893       5,308,512
                                                                                 ------------    ------------

                  Net decrease in cash and cash equivalents                          (138,081)       (667,668)

Cash and cash equivalents at beginning of the period                                  265,408         949,414
                                                                                 ------------    ------------

Cash and cash equivalents at end of the period                                        127,327         281,746
                                                                                 ============    ============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                   1,290,275         182,588
                                                                                 ============    ============
         Income taxes                                                               1,372,711       1,990,875
                                                                                 ============    ============


See accompanying notes to condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                             June 30, 2001 and 2000

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

         A reconciliation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share is as follows:


                                                                        Three Months Ended June 30
                                                                        --------------------------
                                                                           2001           2000
                                                                           ----           ----

Basic:
     Weighted average number of common
         shares outstanding                                              17,152,869   17,370,986
                                                                         ==========   ==========
Diluted:
     Weighted average number of common
         shares outstanding                                              17,152,869   17,370,986
Dilutive stock options                                                      121,904      403,624
Dilutive warrants                                                              --         21,293
                                                                         ----------   ----------

                                                                         17,274,773   17,795,903
                                                                         ==========   ==========



                                                        Nine Months Ended June 30
                                                        -------------------------

                                                        2001               2000
                                                        ----               ----

Basic:
     Weighted average number of common
         shares outstanding                           17,109,121      17,492,587
                                                      ==========      ==========
Diluted:
     Weighted average number of common
         shares outstanding                           17,109,121      17,492,587
Dilutive stock options                                   151,122         434,596
Dilutive warrants                                           --            27,387
                                                      ----------      ----------

                                                      17,260,243      17,954,570
                                                      ==========      ==========


         Options and warrants to purchase 2,028,262 and 855,800 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2001 and 2000, respectively, because their exercise prices exceeded the average market price of outstanding common shares for the period. Options and warrants to purchase 1,780,882 and 770,100 shares of common stock were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2001 and 2000, respectively, because their exercise prices exceeded the average market price of common shares for the period.

(c)  Reclassification

         Certain amounts for 2000 have been reclassified to conform to the current year presentation.

(d)  Accounting for Derivative Instrument and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133. SFAS No. 133 and SFAS No. 138 require that all derivatives instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivative financial instruments are either recognized periodically in income or Stockholder's Equity (as a component of other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. Changes in the fair value of derivative financial instruments not qualifying as SFAS No. 133 hedges are recognized in income. The Company's adoption of SFAS No. 133 and SFAS No. 138 was effective beginning October 1, 2000.

     On March 1, 2000, the Company entered into a $3,560,000 15-year mortgage payable with First Union for the construction of the Paravant Computer Systems ("PCS") facility located in Palm Bay, Florida. The debt obligation carries a variable interest rate at one month LIBOR plus 1.65 percent. As a result, the Company was exposed to variability in cash flows relating to forecasted interest payments.

     To mitigate its interest rate exposure and to lock into fixed interest cash outflows, the Company entered into a 15-year interest rate swap with a notional amount of $3,560,000 to receive interest at a variable rate equal to LIBOR and to pay interest at a fixed rate of 7.85 percent. The combination of the swap and the debt obligation results in a net cash outflow equal to 7.85 percent. Repricing dates of the swap match those of the mortgage note. The fixed rate of 7.85% will remain the same throughout the swap transaction and the variable rate is LIBOR. The Company has evaluated the terms and conditions of the swap and determined the instrument qualifies as a hedge pursuant to SFAS No. 133. Accordingly, the fair value of the swap, $29,362, is included in other comprehensive income in the accompanying June 30, 2001 balance sheet.

(2) Acquisitions

         On May 26, 2000 the Company consummated a purchase business combination of all outstanding common stock of Tri-Plex Systems Corporation ("Tri-Plex"). Pursuant to the acquisition agreement, the Company paid an aggregate consideration consisting of (i) $6,300,000 in cash, (ii) $250,000 of notes payable, paid on January 26, 2001 and bearing interest at prime and (iii) Warrants to purchase 120,000 shares of the Company's common stock valued at $223,200. In connection with the acquisition contingent cash earn-out may be payable by the Company under specified circumstances based on future profits of the acquired operation over a two-year period. The earn-out, if any, will be recorded as additional goodwill and will be amortized over the remaining life of the asset. The cash portion of the consideration paid by the Company was financed by borrowings under a revolving line of credit agreement with National City Bank.

         On July 11, 2000 the Company consummated a purchase business combination, effective July 1, 2000, of all outstanding common stock of Catalina Systems Research, Inc. ("CRI"). Pursuant to the acquisition agreement, the Company paid an aggregate consideration of (i) $13,800,000 in cash and (ii) up to $2,500,000 in subordinated promissory notes covering a contingent earn-out based on future earnings of the acquired operation over a thirty-nine month period. The earn-out, if any, will be recorded as additional goodwill and amortized over the remaining life of the asset. The Company also paid $200,000 to the selling shareholders for certain covenants not to compete. The cash portion of the consideration paid by the Company was financed by borrowings under a revolving line of credit agreement with National City Bank. No payments on the earn-outs of either acquisition have been made through June 30, 2001.

(3) Contracts

         Contracts in progress and advance billings on such contracts consist of the following:


                                                        June 30,       September 30,
                                                          2001              2000
                                                          ----              ----

     Costs incurred on uncompleted contracts          $ 29,494,947        17,075,232
     Estimated earnings thereon                          4,757,735         1,522,472
                                                      ------------      ------------
                                                        34,252,682        18,597,704
     Billings to date                                  (28,030,949)      (11,894,245)
                                                      ------------      ------------
                                                      $  6,221,733         6,703,459
                                                      ============      ============


         The above amount is included in the accompanying condensed consolidated balance sheet under the following captions:


                                                           June 30,      September 30,
                                                             2001            2000
                                                             ----            ----

Costs and estimated earnings in excess of billings on
     uncompleted contracts                              $ 7,457,267      8,079,427
Billings in excess of costs and estimated earnings
     on uncompleted contracts                              (888,341)      (718,059)
Provision for future losses on uncompleted contracts       (347,193)      (657,909)
                                                        -----------    -----------
                                                        $ 6,221,733      6,703,459
                                                        ===========    ===========


(4) Inventories

     Inventories consist of:


                                                    June 30,         September 30,
                                                      2001               2000
                                                      ----               ----

Raw materials                                    $ 4,448,788          5,070,340
Work in process                                    2,586,742            741,827
Finished goods                                       899,784          1,540,707
                                                 -----------        -----------
                                                   7,935,314          7,352,874
Provision for obsolete inventory                    (669,331)          (641,831)
                                                 -----------        -----------
                                                 $ 7,265,983          6,711,043
                                                 ===========        ===========


(5)  Property, plant, and equipment

     Property, plant and equipment consists of:


                                                       June 30,       September 30,
                                                         2001             2000
                                                         ----             ----

 Land                                               $   420,330         420,330
 Building                                             4,401,476       2,005,889
 Office equipment                                     5,078,586       4,158,694
 Factory equipment                                    1,284,773       1,128,517
 Leasehold improvements                                 502,696         320,481
 Vehicles                                                88,230          88,230
 Demonstration pool and custom molds                  2,645,691       2,718,352
 Construction in progress                                 1,695         452,627
                                                    -----------     -----------
                                                     14,423,477      11,293,120
 Less accumulated depreciation and amortization       4,794,175       3,826,299
                                                    -----------     -----------
                                                    $ 9,629,302       7,466,821
                                                    ===========     ===========


(6) Goodwill and intangible assets

     Goodwill and intangible assets consist of:


                                             June 30,       September 30,
                                               2001             2000
                                               ----             ----

         Goodwill                          $30,368,403      30,304,001
         Non-compete agreements              6,067,250       6,067,250
         License rights                        295,000         285,000
                                           -----------     -----------
                                            36,720,653      36,656,251
         Less accumulated amortization       7,554,054       4,713,749
                                           -----------     -----------
                                           $29,166,599      31,942,502
                                           ===========     ===========

(7) Segment and Related Information

In June 1997, the FASB issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which requires companies to disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The Company believes that all of its material operations are part of the military electronic hardware industry and it currently reports a single industry segment. Revenues by major product, within the electronics hardware industry are as follows:


                                                            Three months ended
                                                            ------------------
                                                          June 30,         June 30,
                                                            2001             2000
                                                            ----             ----

C4 (Command, Control, Communications and
    Computers) & A/C (Aircraft) Support                  $ 7,632,251       5,327,687
Medical                                                        3,254          22,593
Intelligence Systems                                       4,585,605       2,717,056
                                                         -----------     -----------
                                                         $12,221,110       8,067,336
                                                         ===========     ===========



                                                       Nine months ended
                                                       -----------------
                                                 June 30,               June 30,
                                                   2001                  2000
                                                   ----                  ----

C4 & A/C Support                               $22,835,326            12,688,392
Medical                                            992,000             2,055,088
Intelligence Systems                            12,307,319             8,923,691
                                               -----------           -----------
                                               $36,134,645            23,667,171
                                               ===========           ===========


For the nines months, approximately 98% in both 2001 and 2000 of the Company's revenues are derived from domestic customers. The Company attributes revenues to countries based upon where the customers' assets are located. All of the company's assets are located domestically.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations

Three Months ended June 30, 2001 vs June 30, 2000

     Revenues for the three months ended June 30, 2001 were $12,221,110, an increase of $4,153,774 or 52% from revenues of $8,067,336 for the three months ended June 30, 2000. Revenues from the Company's C4 & A/C support products increased by $2,304,564 primarily due to $5,027,008 of revenue recognized under a significant contract. Revenues from the Company's medical products, a market which management has elected to exit, decreased by $19,339. An increase of $1,868,549 in revenues from the Company's intelligence systems products was attributable to revenues of $2,285,652 from operations that were acquired during the third and fourth quarters of the Company's fiscal year ended September 30, 2000, partially offset by a decrease in purchases of a significant existing customer.

     Cost of revenues was $7,316,706 in 2001, or 60% of revenues, compared to $4,532,498 or 56% of revenues in 2000, an increase of $2,784,307. Of this increase, $938,128 was attributable to acquired operations. The increase in cost of sales as a percentage of revenues was a result of a change in the sales mix toward the Company's C4 & A/C support products, which have higher material and production costs than the Company's intelligence systems products.

     Sales and marketing expense of $647,991 in 2001 increased by $129,169 or 25% from 2000 expense of $518,822. As a percentage of revenues, sales and marketing expense was approximately 5% in 2001 and 6% in 2000. The change was primarily attributable to increased expense from acquired operations. The reduction as a percentage of revenues occurred because of a change in salespersons' compensation from commissions to salary and bonus.

     Research, development and engineering expense of $1,036,394 in 2001 increased by $472,932 or 84% from 2000 expense of $563,462. As a percentage of revenues, research, development, and engineering expense was 9% in 2001 and 7% in 2000. The change was primarily due to increased research, development, and engineering expense from acquired operations, coupled with reduced sales in those operations.

     General and administrative expense of $2,268,136 in 2001 increased by $883,577 or 64% from 2000 expense of $1,384,579. As a percentage of revenues, general and administrative expense was 18% in 2001 compared to 17% in 2000. The increase in general and administrative expense was primarily attributed to increased expense from acquired operations.

     Amortization of goodwill and intangible assets was $950,635 in 2001 compared to $527,119 in 2000, an increase of $423,516 or 80%. The increase was attributable to amortization of goodwill and intangible assets that were recorded in the Company's fiscal year ended September 30, 2000 relating to acquired operations.

     Income from operations was $1,247 in 2001 compared to of $540,857 in 2000, a decrease of $539,610. As a percentage of revenues, the income from operations decreased to nil in 2001 from 7% in 2000. The reduction in income from operations results from increased cost of revenues related to a shift in the sales mix, higher general and administrative, and research, development and engineering costs due primarily to acquired operations, and increased amortization of goodwill and intangible assets related to acquisitions.

     Investment income was $49,915 in 2001 compared to investment expense of $14,425 in 2000. The change was due primarily to unrealized gains on trading securities recorded in 2001 of $44,986 compared to unrealized losses on trading securities of 51,880 offset by interest income of 37,455 recorded in 2000.

     Interest expense was $293,723 in 2001 compared to $73,371 in 2000, an increase of $220,352. This increase was due to an increase in outstanding credit balances for the period ended June 30, 2001.

     As prescribed by FAS 109, Accounting for Income Taxes, the computation for the interim tax benefit reflects the anticipated effective tax rate for the entire fiscal year on expected pretax income adjusted principally for the permanent impact of non-deductible goodwill. This computation has produced a tax benefit of $354,827 for the third quarter.

The Company's net income was $165,577 in 2001 compared to net income of $237,352 in 2000. Net income as a percentage of revenues was 1% in 2001 compared to 3% 2000.


Nine Months ended June 30, 2001 vs June 30, 2000

     Revenues for the nine months ended June 30, 2001 were $36,134,645 an increase of $12,467,474 or 53% from revenues of $23,667,171 for the nine months ended June 30, 2000. Revenues from the Company's C4 & A/C support products increased by $10,146,934 primarily due to $15,080,967 of revenue recognized under a significant contract. Revenues from the Company's medical products, a market which management has elected to exit, decreased by $1,063,089. An increase of $3,383,628 in revenues from the Company's intelligence systems products was attributable to increased revenues of $6,905,782 from operations that were acquired during the third and fourth quarters of the Company's fiscal year ended September 30, 2000, offset by a decrease in purchases of a significant existing customer.

     Cost of revenues was $21,801,978 in 2001, or 60% of revenues, compared to $12,696,153 or 54% of revenues in 2000, an increase of $9,105,826. Of this increase, $2,321,935 was attributable to acquired operations. The increase in cost of sales as a percentage of revenues was a result of change in the sales mix toward the Company's C4 & A/C support products, which have higher material and production costs than the Company's intelligence systems products.

     Sales and marketing expense of $2,014,737 in 2001 increased by $499,299 or 33% from the 2000 expense of $1,515,438. As a percentage of revenues, sales and marketing expense was approximately 6% in both 2001 and 2000. The increase was mainly attributable to acquired operations.

     Research, development and engineering expense of $2,951,043 in 2001 increased by $1,301,582 or 79% from 2000 expense of $1,649,461. As a percentage of revenues, research, development and engineering expense was 8% in 2001 and 7% in 2000. The increase in research, development and engineering expense was mainly attributable to acquired operations.

     General and administrative expense of $5,654,326 in 2001 increased by $1,770,277 or 46% from 2000 expense of $3,884,049. As a percentage of revenues, general and administrative expense was approximately 16% in 2001 and 2000. The increase in general and administrative expense was attributable to $1,754,032 of increased expense from acquired operations.

     Amortization of goodwill and intangible assets was $2,850,304 in 2001 compared to $1,543,482 in 2000, an increase of $1,306,822 or 85%. The increase was attributable to amortization of goodwill and intangible assets recorded in the Company's fiscal year ended September 30, 2000 relating to acquired operations.

     In fiscal 2000, the Company recorded a non-recurring expense of $685,513 for employee separation costs.

     Income from operations was $862,257 in 2001 compared to $1,692,775 in 2000, a decrease of $830,518. As a percentage of revenues, income from operations decreased to 2% in 2001 from 7% in 2000. The reduction in income from operations as a percentage of revenues resulted primarily from increased cost of revenues due to sales mix changes, increased general and administrative, research, development and engineering costs, largely due to acquisitions, and amortization of goodwill and intangible assets, partially offset by the absence of non-recurring expenses in 2001.

     Investment expense was $295,536 in 2001 compared to investment income of $231,539 in 2000. The change was due primarily to unrealized losses on trading securities recorded in 2001 of $326,419 compared to unrealized gains of $169,417 in 2000.

     Interest expense was $1,239,858 in 2001 compared to $167,262 in 2000, an increase of $1,072,596. This increase was due to an increase in outstanding credit balances for the period ended June 30, 2001.

     As prescribed by FAS 109, Accounting for Income Taxes, the computation for the interim tax benefit reflects the anticipated effective tax rate for the entire fiscal year on expected pretax income adjusted principally for the permanent impact of non-deductible goodwill. This computation has produced a tax benefit of $647,671 for the period.

The Company's net income was $32,842 in 2001 compared to net income of $922,796 in 2000. Net income as a percentage of revenues was nil in 2001 compared to net income of 4% of revenues in 2000. The net loss overall resulted primarily from the items discussed above.



Liquidity and Capital Resources

     The Company has floating rate financing with National City Bank in an amount up to $23 million under a revolving line of credit with a maturity date of May 1, 2003, convertible thereafter to five-year term debt. Pursuant to the loan agreement, the rate of interest is to be determined at a rate equal to the Bank's prime rate, the federal funds or LIBOR rate plus a margin which ranges from 1.5% to 2% based on the debt to tangible net worth ratio at the beginning of the applicable LIBOR rate contract period. The Company may elect among the rates based upon conditions on the dates upon which funds are drawn. The line of credit is secured by a first security interest in accounts receivable, contract rights, inventory, equipment and other security reasonably requested by National City Bank. The loan agreement includes various loan covenants and restrictions of a customary nature which may, under certain circumstances, limit the ability of the Company to pay cash dividends, undertake additional acquisitions, make certain changes in the Company's management, or otherwise limit obligations undertaken by, or operations of, the Company. As of June 30, 2001, there were borrowings of $17,964,052 outstanding under this arrangement with the Bank.

     In addition, the Company has subordinated notes, payable to each of the previous shareholders of EDL and STL, businesses acquired in October 1998, aggregating $738,750 as of June 30, 2001. These notes bear interest at 8%, are payable in quarterly payments through January 1, 2002. These notes are subordinate to the rights of the Bank.

     The Company's operating cash flow was $2,903,226 for the nine months ended June 30, 2001, compared to $2,821,453 for the nine months ended June 30, 2000.

     During the nine months ended June 30, 2001, the Company incurred costs of $1,944,654, including capitalized interest of $27,388, for the renovation of an office and manufacturing facility for its PCS subsidiary in Melbourne, Florida. The first phase of the renovation, housing PCS's manufacturing operations, was completed during the quarter ended June 30, 2000. The second and final phase of the renovation was completed during the quarter ended March 31, 2001. The acquisition and subsequent renovations were financed by a mortgage note payable to First Union National Bank . The mortgage note provides up to $3,560,000 at an interest rate of LIBOR +1.65% per annum. Effective April 1, 2001, the Company entered into an interest rate swap agreement to convert the interest rate to a fixed 7.85% per annum. At June 30, 2001, there were borrowings of $3,528,282 under the mortgage note payable. Interest on the mortgage note is payable monthly through December 2001, after which monthly principal and interest payments will be made through December 1, 2016.

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

     As of June 30, 2001, management believes inventory balances are not in excess of requirements for deliveries and normal minimum stocking levels.

     Generally, accounts receivable at the end of each quarter are collected within the following quarter. The Company's total outstanding accounts receivable balance was $5,559,868 at June 30, 2001. The Company has provided an allowance for certain older balances of $115,188. This allowance is believed to be sufficient to address any uncollectible balances outstanding as of June 30, 2001.

     On June 3, 1998, the Company entered into a loan agreement with an officer and director of the Company. The note receivable of $215,685 bears interest at the rate of interest then applicable for borrowings by the Company under the Company's then-existing line of credit or other primary lending arrangement with its primary lender, with interest payable annually, and matures on June 3, 2003.

     As of June 30, 2001 and 2000, the Company's backlog was approximately $28.7 million and $22.8 million, respectively, consisting of firm fixed price purchase orders. All of these purchase orders are expected to generate profits within the Company's historical levels. The Company believes that the completion of the orders comprising its backlog, and any new orders which may be accepted by the Company in the future, should not result in additional liquidity pressures that cannot be addressed in a manner consistent with the Company's past practices. The Company currently expects to manufacture and deliver substantially all of the products in backlog within the next 12 months. In addition to the firm fixed price orders, the Company has $7.7 million in unfunded, deliverables from an IDIQ contract. This additional $7.9 million of products in backlog will be completed over the next 30 months.

     Although the backlog as of June 30, 2001 shows an increase over the backlog as of June 30, 2000, the prior year backlog does not include any purchase orders for the subsidiary acquired in the fourth quarter of the fiscal year ended September 30, 2000. This increase in backlog may not result in increased revenues and net income for the fiscal year ending September 30, 2001.

     On November 2, 1999, the Board of Directors authorized the Company to repurchase up to 1,000,000 of its outstanding shares of common stock within the twelve-month period following such date for a maximum purchase price, including commissions, not to exceed $3,500,000 in the aggregate. The Board has extended the repurchase program through November 2, 2001. No repurchases were made during the nine months ended June 30, 2001. Since the inception of the program, the Company has repurchased 640,681 shares of its common stock for a total cost of $1,815,201 at an average purchase price of $2.83 per share.

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

New Accounting Pronouncements

Goodwill and Other Intangible Assets

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated and completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001,the Company is obligated to adopt the standard either on October 1, 2000 (early adoption) or 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142 that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

      As of June 30, 2001, the Company has unamortized goodwill in the amount of $25,041,744 and unamortized identifiable intangible assets in the amount of $4,124,855, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1,770,919 and $2,227,355 for the year ended September 30, 2000 and the nine months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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


Part II- Other Information

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.60 Paravant Inc. Employee Stock Purchase Plan, incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-63258) filed on June 21, 2001).

11 Statement re: computation of per share earnings (not required because the relevant computation can be clearly determined from material contained in the financial statements).



     (b) Reports on Form 8-K:

         The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PARAVANT INC.

                                       By          /s/ John C. Zisko
                                          .....................................
                                                     John C. Zisko,
                                          Vice President, Treasurer and Chief
                                          Financial Officer (as both a duly
                                          authorized officer of Registrant and
                                          as principal financial officer of
                                          Registrant)

Date: August 14, 2001