Form 10-K405
period 2001-09-30
PARAVANT INC
filed 2001-12-21
CIK 944405

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                    FORM 10-K

                        [x] ANNUAL REPORT FOR ANNUAL AND
              TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM          TO
                         COMMISSION FILE NUMBER: 0-28114
                               ------------------
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

       Registrant's telephone number, including area code: (973) 631-6190
                               ------------------
           Securities registered pursuant to section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                               ------------------
                          Common stock, $.015 Par Value
                                (Title Of Class)

                               ------------------

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [x]

         The market value of the voting and non-voting common equity, held by non-affiliates of the registrant on December 7, 2001 was approximately $33,706,979. On such date, the closing price of the issuer's common stock was $2.55 per share.

         The number of shares of the registrant's common stock, $.015 par value, outstanding on December 7, 2001 was 17,120,167.

                      Documents Incorporated By Reference:

         Portions of the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on March 21, 2002 are incorporated by reference in
Part III. The Company's Proxy Statement will be filed within 120 days after September 30, 2001.


===============================================================================

                                  PARAVANT INC.

                           Annual Report on Form 10-K
                  For the Fiscal Year Ended September 30, 2001



                                Table Of Contents

                                                                                                        Page
                                                                                                        ----
     PART I
           Item   1.  Description of Business...........................................................   3
           Item   2.  Description of Properties.........................................................  13
           Item   3.  Legal Proceedings.................................................................  14
           Item   4.  Submission of Matters to a Vote of Security Holders...............................  15


     PART II

           Item   5.  Market for Common Equity and Related Stockholder Matters..........................  15
           Item   6.  Selected Financial Data...........................................................  16
           Item   7.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operation..............................................................  16
           Item   7A. Quantitative and Qualitative Disclosures about Market Risk........................  28
           Item   8.  Financial Statements and Supplementary Data.......................................  28
           Item   9.  Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure..............................................................  28

     PART III
           Item   10. Directors, Executive Officers, Promoters and Control Persons; Compliance
                      with Section 16(a) of the Exchange Act............................................  29
           Item   11. Executive Compensation............................................................  29
           Item   12. Security Ownership of Certain Beneficial Owners and Management....................  29
           Item   13. Certain Relationships and Related Transactions....................................  29

     Part  IV
           Item   14. Exhibits and Reports on Form 8-K..................................................  29

                                     PART I

Item 1. Description of Business

General

     Paravant Inc. (the "Company" or "Paravant") serves the defense and national security industry with a range of electronic commercial off-the shelf ("COTS") products engineered to meet applications within aircraft support, fire control, communications, radar and signal intelligence. Paravant also offers software design and integration services and extensive customization services to modify its standard products to the specific needs of end users. The Company's products include rugged computers, digital signal processing ("DSP") boards, DSP application specific integrated circuits ("ASIC"), telecommunications recording and storage systems, signal processing hardware and custom designed helicopter subsystems. Its products have a reputation for high-level performance and reliability in difficult circumstances. The Company's products are sold primarily to U.S. and foreign military establishments and government prime contractors. The Company operates its business through its five wholly owned subsidiaries, Paravant Computer Systems, Inc. ("PCS"), Engineering Development Laboratories, Incorporated ("EDL"), STL of Ohio, Inc. ("STL"), Tri-Plex Systems Corporation ("Tri-Plex") and Catalina Research, Inc. ("CRI").

History

     The Company, which was incorporated in Florida as Paravant Computer Systems, Inc. in June 1982, consummated an initial public offering of common stock and redeemable warrants in June 1996.

      In 1996 the Company began to focus on providing the medical market with a line of programmer products to provide programming information to medical pumps, and related devices that are surgically implanted into the human body. Management has since elected to discontinue the medical product line. In early 2000 the Company's medical resources were directed into opportunities to serve Command, Control, Communications, Computers and Intelligence ("C4I") initiatives put in place by the U.S. Army in an effort to better leverage its skills in the marketing of products to the military and its ability to serve the U.S. Department of Defense ("DoD").

      Consistent with the long range plans of the Board of Directors to further diversify the business activities of the Company in the defense, intelligence and related electronics industry, in 1998 the Company changed its name from Paravant Computer Systems, Inc. to Paravant Inc. Shortly after the corporate name change the Company established its Command, Control, Communications and Computers ("C4") operations as a wholly owned subsidiary under the name Paravant Computer Systems, Inc.

     Effective as of October 1, 1998, Paravant completed the acquisition ("EDL-STL Acquisition") of two related defense electronics companies, EDL and the assets of STL, EDL's majority-owned subsidiary (with EDL, "EDL-STL") of Dayton, Ohio. STL is a designer and producer of signal processing equipment used in the signal intelligence community to process gathered signals. EDL provides the DoD and allies of the U.S. with upgrades to primarily rotary aircraft including multiple control panels and flight controls, among other products. EDL engineers these upgrades as required and provides complete installation services when requested.

     On January 1, 2000 Mr. William R. Craven was appointed President and Chief Operating Officer of the Company. On December 7, 2000 Mr. Craven was appointed Chief Executive Officer, a position previously held by Mr. Krishan K. Joshi. Mr. Joshi continues to serve as non-executive Chairman of the Company.

     Effective as of May 27, 2000, Paravant completed the acquisition ("Tri-Plex Acquisition") of Tri-Plex, located in Columbia, Maryland. Tri-Plex engineers and produces specialized telecommunication interfaces and recorders utilized in the signal intelligence industry.

     Effective as of June 30, 2000, Paravant completed the acquisition ("CRI Acquisition") of CRI, located in Colorado Springs, Colorado. CRI designs and produces digital signal processers ("DSP"), ASIC, system and board level products utilized in signal intelligence, radar, electronic intelligence and satellite ground station applications.

Industry Background -  Tactical Systems

     Traditionally, the DoD has retained military contractors to develop electronics and computer technology for specific missions that meet extensive military specifications. This approach has often taken longer from development through production, and tends to be much more expensive, than similar technology available in the commercial sector. Unlike other scientific areas, the rapid advances made in computer technology in the commercial market have often exceeded and driven those developed specifically for the military. Consequently, when the U.S. military has pursued the more costly and time-consuming procurement procedures, its computers and electronic devices were still behind the comparable commercial technology in terms of capabilities.

     Due to these factors, the DoD began in the mid 1980's to shift from its dependence on electronics meeting full military specifications ("Mil-Spec") to acquiring commercially available components that have been modified for environmental and operational realities of the military applications in question. While the U.S. military still procures products with Mil-Spec components, this transition to more commercially oriented systems has resulted in its realization of the desired benefits and savings.

     Given the dismantling of the former Soviet Union and related budgetary considerations, there has been a concerted effort on the part of U.S. Congress to downsize the military, and U.S. military spending declined. The Company believes, however, that increases in spending on defense electronics will occur during the next five years, to help stop terrorism since the events of September 11, 2001.

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

     Management believes that as military budgets are increased the Company will benefit as it has repositioned itself to take advantage of the purchase of newer C4 systems. These systems will be required as part of the Army's digitization initiatives by which it seeks to upgrade the entire communications infrastructure from the foxhole to the command centers. This new communications infrastructure will enable broad bandwidth communications such as those required for large data packets and for video signals. By focusing in this high growth area for new product development and investment in prototypes as well as seeking additional acquisition partners, management believes it will experience continued growth as such systems are purchased and installed. In 2000, the Company secured a sub-contract with TRW for a key part of the digital battlefield with its Applique rugged vehicle system. Management hopes that continued focus on this area will allow its position in the Applique program to be broadened into other programs related to the Army digitization effort.

Industry Background -  Intelligence Systems

     In recent years, accurate and comprehensive information regarding foreign affairs has become increasingly important to the U.S. Government. The reduction in U.S. military tactical forces overseas has heightened the need of the U.S. Government and its allies to quickly assess military risks, particularly in areas of instability as they develop around the world. The breakup of the Soviet Union and civil unrest in certain nations in Eastern Europe, the Middle East, Africa, and South America indicate an increase in geographic areas that might require monitoring. Since September 11, 2001, the U.S. Govenment has heightened its desire to gather information about certain groups that might support terrorism. In addition, the U.S. Government requires information regarding overseas activities to conduct drug interdiction operations.

     As part of its efforts to obtain information, the U.S. Government collects and analyzes some telecommunication signals emanating from foreign countries. In recent years, the use of established telecommunication technologies has increased throughout the world and new telecommunication technologies, supplementing rather than replacing prior technologies, have been developed and commercialized. These trends have led to a significant increase in the overall volume of information communicated and an increase in the density of signals transmitted throughout the radio frequency spectrum. This increase can be seen in the proliferation of facsimile, cellular, and digital signal telecommunications equipment and the global information network (World Wide Web) in the last decade, resulting in a significant increase in the amount of information being communicated. These trends have required the development of signal reconnaissance equipment capable of collecting and processing a wider bandwidth of signals and an increased volume of signals and encoding variations of signals.

     Traditionally, organizations within the U.S. Government have satisfied their signal reconnaissance needs by first identifying their specific requirements and then contracting with government prime contractors to provide equipment. Contractors typically designed and built custom signal processing systems optimized to satisfy the particular needs of various agencies. Development of custom systems usually required many years of effort and involved great expense. The time required to develop these systems often meant that new telecommunications technologies that had evolved during the development process were not addressed in the final product. These factors, combined with growing budgetary constraints, have caused many agencies to search for more flexible and cost-effective signal reconnaissance solutions that can be deployed promptly, with a focus on COTS solutions.

     As former Soviet Union affiliated states continue the change process from centrally controlled economic and political systems toward locally controlled systems over the next decade, the need to monitor those states, particularly those with nuclear arsenals or the ability to disrupt world commerce, will remain high. Management feels that Paravant, through its experience in the DSP arena, will be able to continue to serve this vital strategic need for intelligence.

Products

     The Company's rugged computer products include hand-held devices, laptops, and portable systems used on the flight line, on the battlefield, outdoor man-portable applications and in vehicles. Products also included DSP systems and equipment that are used to collect and process data files in intelligence applications, and avionics related equipment.

     The Company's computers are designed to meet and exceed certain military specifications for operation in harsh battlefield environments and for insulation from electromagnetic interference. The reliability and performance of its products in extreme environmental and operational situations relate directly to Paravant's fundamental electrical and mechanical designs, its specification and selection of proper components, its manufacturing techniques and the extensive testing that it employs at various phases of the production process. The computer systems are designed with an open architecture configuration for maximum flexibility. Most of the Company's software is based on MS-Windows or MS-DOS operating systems, although the Company provides other operating systems to meet customer needs.

     The Company's computers are available with standard serial and parallel communications capabilities, which allow Paravant's computers to transmit and receive electronic signals and messages to and from other electronic systems. These standard communications interfaces may be made operational in military, governmental, and commercial applications. However, unlike certain of its competitors, the Company also offers specialized communication interfaces for military applications that allow Paravant products to interface to a wide range of weapons platforms and battlefield communications systems. These interfaces can be made to link all the electronic devices in one system so that they can exchange critical information necessary for the performance and mission of that system. In addition, Paravant has developed a tactical communication interface that connects different communications systems operating on the battlefield with one another.

     Typical applications of the Company's computers include aircraft and shipboard diagnostic, testing and maintenance systems, controller and radar displays for missile systems, performance recorders in training exercises, mission loaders and verifiers of data and battlefield command and control systems.

     In the DSP area, the Company designs and produces more than thirty products, which are marketed to the military and intelligence organizations of the U.S. Government. These products can generally be separated into the following four categories: routing and switching; data reformatting; data processing; and recording.

     Signal routing and switching systems is a major portion of the Company's signal processing products. In modern signal processing systems, it is often required to reconfigure the data to accommodate a different architecture. The Company's products switch and route serial and parallel buses in multiple channel configurations. As the requirements have evolved, the Company has developed larger systems that perform this switching/routing function at higher speeds with more input and output signals.

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

     Modern DSP technology involves both specialized hardware and software. The Company produces several instruments that employ modern digital signal processing techniques to enhance signal-to-noise ratios of desired signals. These devices range from complex ASIC's to very complex systems. The Company typically works with other prime government contractors to develop these instruments. The prime contractors generally write the end application software with Paravant engineers designing or providing the hardware and the Application Programmer Interface ("API") software to control the developed instruments.

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

     In the avionics area, the Company has unique knowledge of flight control systems. The Company has, and continues to develop, innovative products which enhance aircraft reliability and maintainability ("R & M upgrades") and/or provide enhanced capabilities. Typical solutions are based upon a combination of analog and digital designs with firmware-controlled logic. The Company works toward designs that utilize existing and mature off-the-shelf components and equipment. The two most important aspects of this approach are low cost practical solutions and Quick Reaction Capability ("QRC").

     The Company's avionics products include an Altitude Hold and Hover Stabilization ("AHHS") System which reduces pilot workload and increases safety during low altitude and low speed aircraft operations by providing the pilot with a variety of altitude hold and stabilized hover/low speed control modes. Currently, the AHHS System is installed on over one hundred U.S. Air Force ("USAF") H-60's, including all Special Operations helicopters. Among other items, the Company has developed and manufactured multiple night vision compatible control panels (NVIS compatible), beacon rings, solid-state control modules, transformers, aircraft landing lights, mission commander color LCD monitor, and aircraft compatible videocassette recorders ("ACVCR"). The Company currently has a depot repair contract for both the AHHS System and the ACVCR with the USAF.

     In the avionics area, the Company provides the software development and integration activities for the H-60 helicopter as a subcontractor to major government prime contractors and in support of the Warner Robins Air Logistics Center. The Company has been expanding its system integration activities, which include the following: embedded software development; Windows simulation/ development support programs; aircraft modification design and kit fabrication; and development of training and support systems to enhance aircraft troubleshooting.

     The Company worked as a subcontractor to a major government prime contractor for the Interactive Defensive Avionics System-Multi-Mission Advanced Tactical Terminal ("IDAS/MATT") program for the MH-53J helicopter. The Company currently has employees in the field supporting this system. In addition, the Company offers equipment, in conjunction with a major prime contractor that is designed to provide electronic diagnostic capability for certain advanced aircraft such as the F-16 Fighter Aircraft, B-2 Aircraft and F-117 Stealth Fighter.

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



Customization

     The Company provides its customers and end-users with engineering services that modify or adjust its standard products to meet their specific needs and requirements. Virtually all of the avionics-related business involves customization for upgrades of older aircraft. Substantial portions of the product sales involve varying degrees of customization.

     The range of engineering services furnished by Paravant includes special rugged packaging design, miniaturization of electronics, development of ultra-low power systems, DSP board design, ASIC design, DSP system design, communication design. There are many examples of specific situations where Paravant has rendered such services, and the following modifications of its products are representative only:

     o The development of special communication interface modules and cards to permit the computer to communicate with aircraft or a weapon system.

     o The addition of a fail-safe mechanical switch to a weapon firing system.

     It is very common for customers to need small changes to standard products. In most cases, these changes can be accommodated through circuit board and software upgrades. This ability enhances and extends the life of the product line.

     In the early phase of a military program, Paravant will often design, engineer, and fabricate a prototype. Once this is successfully done, the Company is generally in a better position to obtain the full production run for that specific program. The Company also engages in system integration and post-sale services to assist the customer in attaining operational status for the systems.

     Management believes that by providing custom engineering services and producing prototypes the Company facilitates the marketing of Paravant's products and enables the Company to increase its margins by offering higher value added services. While engineering services represent a low percentage of total sales, the Company believes these efforts still lead to significant production contracts. Customization services are of significant value to Paravant's customers and, accordingly, management intends to continue to offer such services on a reduced or no-charge basis, where offering such services will lead to production orders.


New Products

     The Company has new products in development targeted to its historical customer base. The products can generally be said to be faster, more powerful and more portable and lower cost than existing products. The Company also has an ongoing effort to upgrade the capability of its DSP systems to simultaneously process more input signals. Any enhanced capability is typically made part of the standard product line.

     The Company continually updates its understanding of its customer requirements and focuses its new product development projects on meeting specific requirements. Among products recently introduced or in the final stages of completion are:

         - A new handheld soldiers computer device that enables a real time satellite information link between commanders and soldiers in the battlefield, and integrates Mil-GPS location and mapping information and a laser rangefinder.

         - A new line of PCI based DSP processing modules, which are user reconfigurable and based on the newest FPGA's.

         - The Eagle (Brand) and product derivatives, the world's fastest production data recorder for telecommunications.

         -  A new color, multi-function display for the MH-53M helicopter
            (CMFD).

         - A new product series for both helicopters and fixed wing aircraft, which integrates the intelligence receivers and navigation systems with the moving (pilots) map.

     The company is also funding activities in the area of new, higher speed Cheetah (Brand) DSP products, which will maintain Paravant's position as producer of the world's highest speed, low latency DSP devices.


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

     For certain computer customers requiring "configuration control" or the ability to identify the precise lot number of every component for future problem tracking, the Company then purchases all the necessary components for the board and provides them in kit form to specialized board fabricators for both pilot and production runs.

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

     The Company's design, engineering and assembly facilities are located in Palm Bay, Florida, Dayton, Ohio, Columbia, Maryland, and Colorado Springs, Colorado. Certain of these facilities comply with certain U.S. military specifications necessary for the manufacture and assembly of products supplied to it. In addition, on March 27, 1998, the Company's Florida manufacturing and assembly facilities were certified as being in compliance with the quality management and assurance standards of ISO-9001, an international standard promulgated by the International Organization of Standardization, a worldwide federation of standards bodies from approximately 100 countries. These standards have been adopted by the European Economic Community as their preferred quality standards and, to some degree, by the DoD. The Company believes that such certification will enable it to increase its marketing opportunities in the domestic and international military markets for ruggedized computers.

     The Company has entered into licensing arrangements for certain hardware and software elements contained in, or used in conjunction with, its devices. These agreements are usually non-exclusive, provide for minimum fees and royalties related to sales to be paid by the Company to the particular licensor, run for a limited term and are subject to other terms, conditions and restrictions.

     Paravant receives its basic operating software systems, MS-DOS, and various Window versions from Microsoft, Inc. pursuant to such licensing arrangements. It also obtains from Phoenix Technologies, Inc. its BIOS (Basic Input/Output System) pursuant to a separate license agreement. Under either arrangement, the Company may modify such software and occasionally alters the BIOS for special situations. The termination, suspension, or curtailment of these or other licensing arrangements to which the Company is a party may have a material adverse impact on its business and operations.

Warranty and Customer Service

     For both computer products and signal intelligence equipment, the Company usually provides either 90-day or one-year warranties covering both parts and labor, although customers may purchase extended warranties. Concerning the avionics related equipment, there is generally no warranty unless it is separately purchased. At its option, Paravant repairs or replaces products that are defective during the warranty period if the proper usage and preventive maintenance procedures have been followed by its customers. Repairs that are necessitated by misuse of such products or are required beyond the warranty period are not covered by its normal warranty.

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

Marketing and Sales

     The Company markets its products and services through an internal sales force, manufacturers' representatives in the U.S. and a small number of distributors abroad. Its foreign distributors serve in several countries, including England, France, Japan, Australia, and Germany. However, direct sales to foreign customers for the years ended September 30, 2001 and 2000 were only 3% and 5% of total sales, respectively.

     Sales of the Company's products or services to foreign distributors are generally made pursuant to written contracts. Under such contracts, the distributor is granted either an exclusive or non-exclusive territorial or product representation right as well as discounts based on the list price, which vary based on the type or amount of products sold. In some cases, there are minimum order requirements. Due to the custom nature of Paravant's products, its foreign distributors generally do not keep its products in their inventory until specific orders are obtained. The term of these agreements generally run from 1 to 3 years but are terminable on short (30-90 days) notice. Payment is due in U.S. dollars within 30 days after delivery. These contracts are subject to other terms and conditions. The Company has a primary distributor for Asia and another primary distributor for Europe. No one international distributor accounts for more than 5% of its total sales in any period referred to above.

     The Company promotes its products through the dissemination of product literature, exhibition at trade shows, web pages, seminars, news releases, and newsletters. Paravant does little advertising in trade periodicals. A significant portion of the Company's sales leads has historically been generated by referrals.

     In the military market, the sales cycle for the Company's products usually entails a number of complicated steps and can take from one year to three years. Sales to the military and government markets are greatly influenced by special budgetary and spending factors pertinent to these organizations.

Customers

     The Company sells its products and services, directly or indirectly, to the U.S. and foreign military establishments, large aerospace and military contractors supplying these establishments, and government agencies. The principal customers of the Company are the U.S. Government and DoD contractors, which are subject to federal budgetary constraints. For the fiscal years ended September 30, 2001, 2000, and 1999, TRW accounted for 39%, 30%, and 0% of the Company's total sales, respectively. For those same periods, Raytheon accounted for 13%, 15% and 8% of the Company's total sales, respectively. (See note 20 in notes to financial statements). The loss of any significant customers could have a material adverse impact on Paravant's business.

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

     With respect to its computer business, the Company encounters competition from Northrop Grumman, CDC (division of General Dynamics) and
Miltope in military applications along with Dolch, General Electric, Cyberchron, Kontron, Panasonic, Fieldworks, and DRS (formerly CODAR). Certain large manufacturers of commercial notebook computers such as Panasonic, Amrel and IBM have introduced commercial notebooks that have been sealed and ruggedized to some extent. Management believes that the Company's ability to increase market penetration into the commercial sector is limited by the entry of such manufacturers into the ruggedized computer market. However, Paravant makes extensive modifications and refinements of its computers for its military customers pursuant to their specifications and special needs. Consequently, Paravant's products often function at a higher level of performance and reliability than its competitors.

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

     In the DSP business, the Company often competes with internal project engineers of primary government contractors, who make decisions to provide internally developed solutions or to outsource their requirements to the Company. The Company also competes with Mercury Computer Systems, CSPI, and Annapolis Systems.

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

     Companies' competing for sole source contracts attempt to identify the customer's requirements early and invest in solutions so that they can demonstrate a distinguishing expertise or technology promptly after the customer has identified a requirement. The principal factors of competition for sole source contracts include investment in R&D; the ability to respond to customer needs promptly; and product price relative to performance, quality, and customer support. Management believes the Company competes favorably in each of these factors.

Backlog

     As of September 30, 2001, the Company's backlog of firm, fixed price purchase orders was approximately $ 23.6 million. The Company's backlog as of September 30, 2000 was approximately $27.1 million. The Company currently expects to manufacture and deliver substantially all of the products in backlog within the next 12 months. In addition to the firm fixed price purchase orders, the Company has $7.2 million in unfunded, deliverables from an Indefinite Delivery, Indefinite Quantity ("IDIQ") contract. This additional $7.2 million of products in backlog should be completed over the next 36 months.

     Substantially all the Company's backlog figures are based on purchase orders executed by the customer. All orders are subject to cancellation, but in that event, Paravant is generally entitled to reimbursement of its cost and negotiated profits, if such contract would have been profitable.

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

     Research, development and engineering expenses during the fiscal years ended September 30, 2001, 2000 and 1999 were $ 4,336,148, $2,848,566 and
$2,536,530, and represented 8%, 7% and 6% of total sales, respectively. These amounts do not include research and development funded by customers, which is included in the cost of sales of certain products to those customers. This allows Paravant to invest in new developments for specific customers, and these additional expenditures enable Paravant to meet specific customer demands.


Intellectual Property

     Proprietary information and expertise are important to the Company's commercial success. While the Company possesses extensive proprietary information, Paravant holds no patents or copyrights but has trademark protection for the Paravant name and logo. There can be no assurance that others will not either develop independently the same or similar information or obtain and use proprietary information of the Company. However, the majority of Paravant employees have signed confidentiality agreements regarding Paravant's proprietary information, but only certain senior executive officers and subsidiary officers have signed non-competition agreements.

     The Company also has non-competition agreements with former principals of its acquired subsidiaries who are not employed by the Company.

Government Regulations and Contracts

     Due to the nature of the products designed, manufactured, and sold by Paravant for military applications, it is subject to certain DoD regulations. In addition, commercial enterprises engaged primarily in supplying equipment and services, directly or indirectly, to the U.S. government are subject to special risks. These risks include dependence on government appropriations, termination without cause, contract renegotiations, loss of necessary security clearances and competition for the available DoD business. In addition, many of the Company's contracts provide for the right of the U.S. government to audit its cost records and are subject to regulations providing for price reductions if Paravant submitted inaccurate cost information.

     Government contracts governing the Company's products are often subject to termination, negotiation, or modification in the event of changes in the government's requirements or budgetary constraints. Products sold by Paravant for government applications are primarily sold to companies acting as contractors or subcontractors and not directly to government entities. The prime contractor generally does not condition agreements with such contractors or subcontractors upon completion of the contract. To the extent that such contracts are so conditioned, a failure of completion may have a material adverse effect on the Company' business. Currently, it does not have any contracts so conditioned. See "Competition".

     The contracts for sale of the Company's products are generally fixed-priced contracts, in which the price is set in advance and generally may not be varied. Such contracts require the Company to properly estimate its costs and other factors before commitment in order to achieve profitability and compliance. The Company's failure to do so may result in non-reimbursable cost overruns, late deliveries, or other events of non-compliance.

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

     Paravant's manufacturing operations are subject to various federal, state, and local laws, including those restricting or regulating the discharge of materials into, or otherwise relating to the protection of, the environment. The Company is not involved in any pending or threatened proceedings that would require curtailment of, or otherwise restrict its operations because of such regulations. Compliance with applicable environmental laws has not had a material effect upon its capital expenditures, financial condition, or results of operations.

     Management believes that although compliance with applicable federal laws and regulations involves certain additional procedures by the Company that would not otherwise be required, such compliance has not generally inhibited or limited the Company's ability to enter into material contracts.

Employees

     As of November 30, 2001, the Company had 247 employees including its officers, 78 of whom were engaged in manufacturing and repair services, 44 in administration and financial control, 102 in research, development and engineering and 23 in marketing and sales. The Company also employs temporary employees to provide peak demand assistance. While the number of temporary employees will vary from day to day, it normally includes 40 additional employees.

     None of the Company's employees are covered by a collective bargaining agreement or is represented by a labor union. Paravant considers its relationship with its employees to be satisfactory.

     The Company places significant reliance upon its senior corporate executives and subsidiary executives. The loss of one or more of these individuals could have a material adverse impact on the Company. To address these concerns, the Company has prepared a management succession plan that is updated, as circumstances require.

     The design and manufacture of the Company's equipment requires substantial technical capabilities in many disparate disciplines from mechanics and computer science to software programming, electronics, and mathematics. While management believes that the capability and experience of its technical employees compares favorably with other similar manufacturers, there can be no assurance that it can retain existing employees or attract and hire the highly capable technical employees necessary in the future on terms deemed favorable to it, if at all.


Item 2.  Description of Property

     The Company's principal executive offices are located in Morristown, New Jersey. The following table sets forth certain information concerning the Company's facilities:

     -----------------------------------------------------------------------------------------------------------------
     Property                               Leased or Owned        Usage          Square Feet        Expiration
     --------                               ---------------        -----          -----------        ----------
     -----------------------------------------------------------------------------------------------------------------
     Morristown, NJ....................         Leased           Corporate            500           June 30, 2002
                                                                Headquarters
     -----------------------------------------------------------------------------------------------------------------
     Dayton, OH(1).....................         Leased           Operating          27,033         August 31, 2004
                                                                 Facility
     -----------------------------------------------------------------------------------------------------------------
     Columbia, MD(2) ..................         Leased           Operating          11,614        December 31, 2006
                                                                 Facility
     -----------------------------------------------------------------------------------------------------------------
     Colorado Springs, CO..............         Leased           Operating          15,000         April 30, 2004
                                                                 Facility
     -----------------------------------------------------------------------------------------------------------------
     Colorado Springs, CO(3)...........         Leased           Operating          21,600          June 30, 2011
                                                                 Facility
     -----------------------------------------------------------------------------------------------------------------
     Palm Bay, FL(4)..................          Owned           Operating           53,500               N/a
                                                                 Facility
     -----------------------------------------------------------------------------------------------------------------
     Melbourne, FL.....................         Leased           Operating          17,300        December 31, 2001
                                                                 Facility
     -----------------------------------------------------------------------------------------------------------------

(1) This space is leased from Beavercreek Enterprises, an entity controlled by Paravant's Chairman.

(2) A new lease commenced on November 1, 2001 and will expire December 31, 2006.

(3)  A new lease commenced on July 1, 2001 and will expire on June 30, 2011.

(4) The Company acquired this facility during fiscal 2000 and has moved certain Melbourne operations to this facility. The Company has moved the remainder of its Melbourne operations to this facility during fiscal 2001. The acquisition of this facility and subsequent renovations were financed pursuant to a mortgage note payable to First Union National Bank providing for borrowings of up to $3,560,000 at a variable interest rate equal to one month LIBOR plus 1.65%. Effective April 1, 2002, the Company entered into an interest rate swap agreement to convert the interest rate to a fixed 7.85% per annum. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."


Item 3.  Legal Proceedings

     On September 18, 1996, a former controller of Paravant filed an action in the Circuit Court of the State of Florida, Brevard County, entitled, Christopher
R. Exley v. Paravant Computer Systems, Inc., Richard P. McNeight, William R. Craven, UES of Florida, Inc. and Krishan K. Joshi (Case No. 96-15091 CA), against the Company and certain of its officers, directors and principal stockholders, alleging, among other things, retaliatory personnel actions by the defendants. Plaintiff is seeking damages for approximately $1 million, plus fees and costs. Plaintiff alleges that he was improperly terminated in December 1994 as a result of his refusal to account for certain transactions in a specified manner. On March 7, 2000, the Court entered final partial summary judgment in the Company's favor with respect to one of the two counts of the plaintiff's amended complaint. The Company will continue to vigorously defend itself in this matter. Management of the Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company.

     On November 14, 2000, a former business development employee of Paravant filed an action in the Circuit Court of the State of Florida, Brevard County, entitled, William Langford v. Paravant Inc. (Case No. 05-2000-CA-18142), against the Company alleging beach of contract. Plaintiff is seeking damages for approximately $7.4 million, plus fees and costs. Plaintiff alleges that he was improperly terminated in July 2000 in an effort by the Company to avoid paying commissions due to plaintiff under an employment contract. The Company has filed a motion to dismiss the complaint and will vigorously defend itself in this matter. Management of the Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company.

      The Company is not a party to or involved in any other pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

       Not applicable

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     (a) Market Information.

     The shares of common stock of the Company trade on the Nasdaq Stock Market National Market under the symbol "PVAT". The range of high and low reported closing sales prices for the common stock as reported by Nasdaq for the last two fiscal years of trading were as follows:


                                                                                 High         Low
                                                                                 ----         ---
     October 1, 1999 to December 31, 1999....................................   $3 5/8       $2 7/32

     January 1, 2000 to March 31, 2000.......................................   $3 21/32     $2 17/32

     April 1, 2000 to June 30, 2000..........................................   $3           $2 1/8

     July 1, 2000 to September 30, 2000......................................   $3           $2 1/2

     October 1, 2000 to December 13, 2000....................................   $2 15/16     $2 1/8

     January 1, 2001 to March 31, 2001.......................................   $2 1/16      $1 17/32

     April 1, 2001 to June 30, 2001..........................................   $1.95        $1.51

     July 1, 2001 to September 30, 2001......................................   $2.37        $1.12


The prices set forth above reflects inter dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

     (b) Holders.

     On December 7, 2001, as reported by the Company's transfer agent, shares of common stock were held by 203 persons, based on the number of record holders, including several holders who are nominees for an undetermined number of beneficial owners.

     (c) Dividends.

     The Company has not paid any dividends on its shares of common stock and intends to follow a policy of retaining any earnings to finance the development and growth of its business. Accordingly, it does not anticipate the payment of cash dividends in the near future. However, the payment of dividends, if any, rests within the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, its capital requirements, its overall financial condition and possible restrictions on the payment of dividends included in the Company's credit agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources".

Item 6.  Selected Financial Data

         The table below summarizes selected financial data for the last five fiscal years. All data is in thousands except for per common share data. The Company paid no cash dividends in the periods listed below.


                                                2001         2000         1999           1998           1997
                                                ----         ----         ----           ----           ----
        Net Sales                            $51,839      $40,410      $42,279        $15,508        $13,210
        Net Income                              $445       $1,584       $5,886         $1,460         $1,142
        Diluted Earnings per Share             $0.03        $0.09        $0.41          $0.14          $0.09
        Total Assets                         $61,875      $67,520      $42,973        $12,696        $11,270
        Long-Term Obligations                $21,065      $20,920       $1,478             $0             $9


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

      Paravant Inc. is a defense electronics company engaged in the design, development, production, and sale of electronic hardware for military and intelligence applications. The products include C4 systems, specializing in rugged, hand-held and laptop computer products primarily for military applications; airborne and avionics systems for the U.S. DoD and allies of the U.S.; and electronic signal conditioning and analysis systems for foreign and domestic intelligence agencies.

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

     Under fixed price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors, are borne by the Company, and could have a material adverse effect on the Company's results of operations.

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

     Cost of revenues includes all direct costs and those indirect costs that relate to contract performance or product or service delivery. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to cost and income and are recognized in the period in which the revisions are determined.

     The Company generally recognizes revenue on other products sales or services when an order has been received, the product has been shipped or services rendered, pricing is fixed or determinable, and collection is reasonably assured. Cost of sales includes the Company's estimate of any warranty, re-work, or other concessions the Company expects to incur in connection with a sale.

     The following discussion and analysis of the Company's results of operations, liquidity and financial condition should be read in conjunction with the financial statements of the Company and related notes thereto.

Results Of Operations

Fiscal Year Ended September 30, 2001 vs. September 30, 2000

     Revenues for 2001 were $51,838,593, an increase of $11,429,025 from 2000 revenues of $40,409,568. Revenues from the Company's tactical systems products segment increased by $6,089,319 primarily due to $17,810,606 of revenue recognized under a significant contract. An increase of $6,407,348 in revenues from the Company's intelligence systems products segment was attributable to increased revenues of $10,175,096 from operations that were acquired during the third and fourth quarters of the Company's fiscal year ended September 30, 2000, offset by a decrease in purchases from existing operations. Revenues from the Company's medical products, a market which management has elected to exit, decreased by $1,067,641.


     Cost of revenues was $30,281,537 in 2001, or 58% of revenues, compared to $22,353,902 or 55% in 2000, a total increase of $7,927,635 or 35%. The increased cost as a percentage of revenue resulted from a change in the sales mix toward the Company's military products, which have higher material and production costs than the Company's other products, and nil margins on the final medical sales.

     Sales and marketing expense of $2,723,329 in 2001 increased by $690,880 or 34% from 2000 expense of $2,032,449. As a percentage of revenues, sales and marketing expense was 5% in both 2001 2000. The increase in sales and marketing expense was due primarily to acquired operations in 2000.

     Research, development and engineering expense of $4,336,148 in 2001 increased by $1,487,582 or 52% from 2000 expense of $2,848,566. As a percentage of revenues, research, development, and engineering expense was 8% and 7% in 2001 and 2000, respectively. Approximately $1.7 million of the increase is due to acquired operations in 2000, offset by certain reduced engineering direct costs charged directly to a significant contract.

     General and administrative expense of $7,321,705 in 2001 increased by $710,898 or 11% from 2000 expense of $6,610,807. As a percentage of revenues, general and administrative expense was14% and 16% in 2001 and 2000, respectively. $1,775,481 of the increase is due to acquired operations, partially offset by $857,772 in corporate general and administrative costs, although as a percentage of revenues the amount has decreased in proportion to increased sales, due to certain overall cost efficiencies.

     Amortization of goodwill and other intangible assets increased by $1,310,611 or 53% to $3,801,711 in 2001 from a 2000 expense of $2,491,100. As a percentage of revenues, amortization of goodwill and other intangible assets was 7% and 6% in 2001 and 2000, respectively. The increase is due to a full year of amortization associated with goodwill and intangible assets recorded in 2000 as result of the Tri-Plex and CRI acquisitions.

     In fiscal year 2000, the Company recorded a non-recurring expense of $685,813 for employee separation costs.

     Income from operations was $3,374,163 for 2001, compared to $3,386,931 in 2000, a decline of

$12,768. As a percentage of revenues, income from operations decreased to 7% in 2001 from 8% in 2000 due mainly to higher amortization costs.

     Investment expense for 2001 increased to $472,994 compared to $244,161 of investment income recorded in 2000. The change is primarily attributed to $351,145 of unrealized losses on trading securities, as well as realized losses of $366,011 on securities held on the deferred compensation plans, compared to $160,219 of unrealized gains on trading securities recorded in 2000.

     Interest expense for 2001 increased by $1,115,025 or 185% to $1,716,579 from $601,554 in 2000. The increase is due to an increase in the average outstanding balance on line of credit during the year as a result of the 2000 acquisitions, offset slightly by reduced interest rates on floating rate debt.

     Income tax expense as a percentage of earnings before income taxes increased to 67% in 2001 from 48% in 2000. The increase in the effective tax rate is due primarily to an increase in the proportion of non-deductible goodwill amortization in 2001 relative to pre-tax net income.

     The Company's net income declined by 72% to $444,747 in 2001 from $1,584,425 in 2000, a decrease of $1,139,678. Net income as a percentage of revenues was 1% in 2001 compared to 4% in 2000. The decrease in net income resulted primarily from increased amortization, investment, interest, and income tax expenses, in addition to the factors noted above.

Fiscal Year Ended September 30, 2000 vs. September 30, 1999

     Revenues for 2000 were $40,409,568, a decrease of $1,869,910 or 4% from 1999 revenues of $42,279,478. This decrease was due to a $14.1 million decrease in sales of its signal intelligence products primarily attributable to reduced purchases of a significant customer. Sales of the Company's medical products, a market which management has elected to exit, decreased by $2.0 million. The decrease was offset by an increase of $10.7 million in sales of the Company's tactical systems products due primarily to revenue recognized under a $13.6 million military contract and revenues of $3.5 million from acquired operations.

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

     Research, development and engineering expense of $2,848,566 in 2000 increased by $312,036 or 12% from 1999 expense of $2,536,530. As a percentage of revenues, research, development and engineering expense was 7% and 6% in 2000 and 1999, respectively. The increase is attributable to $543,948 from operations acquired in 2000, offset by certain engineering direct costs charged to a significant contract accounted for under the percentage-of-completion method of accounting.

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

     Amortization of goodwill and other intangible assets increased by $522,451 or 27% to $2,491,100 in 2000 from 1999 expense of $1,968,649. As a percentage of revenues, amortization of goodwill and other intangible assets was 6% and 5% in 2000 and 1999, respectively. The increase is due to amortization of goodwill and intangible assets recorded in 2000 as a result of the Tri-Plex and CRI acquisitions.

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

     Investment income for 2000 increased by $183,745 or 304% to $244,161 in 2000 from $60,416 in 1999. The increase is primarily due to unrealized net appreciation of marketable securities of $160,219 recorded in 2000.

     Interest expense for 2000 decreased by $175,522 or 23% to $601,554 from $777,076 in 1999. The decrease is due to a decrease in the average outstanding credit balances during the year.

     Income tax expense as a percent of earnings before income taxes increased to 48% in 2000 from 39% in 1999. The increase in the effective tax rate is due primarily to an increase in the proportion of non-deductible goodwill amortization in 2000 relative to pre-tax net income.

     The Company's net income declined by 73% to $1,584,425 in 2000 from $5,885,642 in 1999, a decrease of $4,301,217. Net income as a percentage of revenues was 4% in 2000 compared to 14% in 1999. The decrease in net income resulted primarily from decreased revenues, increased cost of revenues, and increased selling and administrative expenses, in addition to the factors noted above.


Liquidity and Capital Resources

     The Company has floating rate financing with National City Bank in an amount up to $23 million under a revolving line of credit with a maturity date of May 1, 2003, with an annual renewable term thereafter. Pursuant to the loan agreement, the rate of interest is to be determined at a rate equal to the Bank's prime rate, the federal funds or LIBOR rate plus a margin which ranges from 1.5% to 2% based on the debt to tangible net worth ratio at the beginning of the applicable LIBOR rate contract period. The Company may elect among the rates based upon conditions on the dates upon which funds are drawn. The line of credit is secured by a first security interest in accounts receivable, contract rights, inventory, equipment and other security reasonably requested by National City Bank. The loan agreement includes various loan covenants and restrictions of a customary nature which may, under certain circumstances, limit the ability of the Company to pay cash dividends, undertake additional acquisitions, or otherwise limit obligations undertaken by, or operations of, the Company. The Company is in compliance with such covenants at September 30, 2001. As of September 30, 2001, there were borrowings of $16,808,376 outstanding under this arrangement with National City Bank. The available borrowings balance was 6,191,624 at September 30, 2001.

     The Company has subordinated notes, payable to each of the previous shareholders of EDL and STL, aggregating $492,500, as of September 30, 2001. These notes bear interest at 8%, are payable in quarterly payments which began April 1, 1999 and mature on January 1, 2002. These notes are subordinate to the rights of the Bank.

     During the year ended September 30, 2001, the Company completed the acquisition and renovation of an office and manufacturing facility in its PCS subsidiary in Palm Bay, Florida for a total cost of $4,926,004. The acquisition and subsequent renovations were financed by cash and a mortgage note payable to First Union National Bank ("First Union"). The mortgage note provided $3,560,000 at a variable interest rate equal to the one month LIBOR plus 1.65%. Effective April 1, 2001, the Company entered into an interest rate swap agreement to convert the interest rate to a fixed 7.85% per annum. At September 30, 2001, there were borrowings of $3,495,965 under the mortgage note payable. The impact of the fair value of the interest rate swap of $307,436 resulted in the total mortgage value of $3,803,401 at September 30, 2001. Interest on the mortgage note is payable monthly through December 2001, after which monthly principal and interest payments will be made through December 1, 2016.

     The Company also has capital lease obligations of $846,110 at September 30, 2001. These capital lease obligations have interest rates of 1.25% to 1.50% over the prime rate, as well as one that has a fixed interest rate of 10.13% and are expected to be satisfied within three years.

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

     The Company's operating cash flow was $4,077,596 and $6,556,762 for 2001 and 2000, respectively. The decrease in the Company's operating cash flow resulted primarily from a decrease in net income, an increase in accounts receivable, offset by a decrease in accounts payable, contracts in progress and inventory.

     Net cash used by investing activities during 2001 was $3,314,920 compared with $25,365,140 in 2000. Investing activities in 2000 included $19,741,635 expended for the Triplex and CRI Acquisitions in 2000. Capital expenditures for 2001 and 2000 were $3,692,672 and $4,952,304, respectively. Capital expenditures during 2001 were primarily for real estate, demonstration equipment and molds, and office equipment and furniture. Capital expenditures during 2000 were primarily for real estate, demonstration equipment and molds and office equipment and furniture. Net sales marketable securities related to deferred compensation agreements was $377,752 compared to purchases of $674,101 for 2000.

     During the fiscal year ended September 30, 2001, the Company repaid a net amount of $1,091,079 in borrowings compared to net borrowings of $19,403,566 in 2000, which was due mainly to 2000 acquisitions.

     As of September 30, 2001, management believes inventory balances are not in excess of requirements for deliveries and normal minimum stocking levels.

     Generally, accounts receivable at the end of each quarter are collected within the following quarter. The Company's total outstanding accounts receivable balance was $9,598,044 at September 30, 2001. The Company has provided an allowance on older balances of $50,000. This allowance is believed to be sufficient to address any uncollectible balances outstanding as of September 30, 2001.

     On June 3, 1998, the Company entered into a loan agreement with an officer and director of the Company. The note receivable of $215,684 bears interest at the rate of interest then applicable for borrowings by the Company under the Company's then-existing line of credit or other primary lending arrangement with its primary lender, with interest payable annually, and matures on June 3, 2003.

     As of September 30, 2001, the Company's backlog was approximately $23.6 million, consisting of firm fixed price purchase orders. All of these purchase orders are expected to generate profits within the Company's historical levels. The Company believes that the completion of the orders comprising its backlog, and any new orders which may be accepted by the Company in the future, should not result in additional liquidity pressures that cannot be addressed in a manner consistent with the Company's past practices. The Company currently expects to manufacture and deliver substantially all of the products in backlog within the next 12 months. In addition to the firm fixed price orders, the Company has $7.2 million in unfunded, deliverables from an IDIQ contract. This additional $7.2 million of products in backlog will be completed over the next 36 months.

     On November 2, 1999, the Board of Directors authorized the Company to repurchase up to 1,000,000 of its outstanding shares of common stock through November 2, 2000 for a maximum purchase price, including commissions, not to exceed $3,500,000 in the aggregate. During the year ended September 30, 2000, the Company repurchased 640,681 shares of its common stock for a total cost of $1,815,202 at an average purchase price of $2.83 per share. During the year ended September 30, 2001, the Company repurchased an additional 19,000 shares of its common stock for a total cost of $22,906 at an average purchase price of $1.21.


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

Recently Issued Accounting Pronouncements

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

     The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated before July 1, 2001. The Company is obligated to adopt the standard either on October 1, 2001 (early adoption) or 2002. Furthermore, any goodwill and intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. The Company has elected to adopt the provision statements as of October 1, 2001.

     Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

      As of September 30, 2001, the Company has unamortized goodwill in the amount of $24,281,319 and unamortized identifiable intangible assets in the amount of $3,933,039, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $3,042,710, $1,770,919 and $1,278,384 for the years ended September 30, 2001, 2000, and 1999 respectively. This goodwill amortization will cease on October 1, 2001, while intangible assets will continue to be amortized over their remaining useful lives. Amortization expense related to intangible assets was $759,001, $720,181 and $690,264 for the years ended September 30, 2001, 2000 and 1999, respectively. The Company has completed a preliminary transitional analysis to determine the impact of adopting these Statements on the Company's financial statements. Based on a preliminary analysis, the Company does not believe that there will be an impairment charge relating to goodwill or intangible assets.

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value on an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Enterprises are required to adopt Statement 143 for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating this SFAS and the effect it will have on our consolidated financial statements and current impairment policy.

Cautionary Statement

     This Annual Report on Form 10-K contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include the following, as well as those specifically enumerated in the following section: the budgetary and appropriations policies of the Company's governmental customers; the competitive environment for the Company's products and services; the timing of new orders; and the degree of market penetration of the Company's new products. The words "believe," "estimate," "expect," "intend," "anticipate," "will," "could," "may," "should", "plan", "potential", "predict", "forecast" and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements because of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

Summary of Business Considerations and Certain Factors that May Affect Future Results of Operations and/or Stock Price

     Our future operating results and stock price may be subject to volatility, particularly on a quarterly basis, due to the following (references to "we," "us" or "our" in this subsection refer to Paravant):

     Our success depends upon military and intelligence community expenditures:
Most of our historical sales have been to the U.S. military, foreign allied militaries, military suppliers or the intelligence community. Our future success depends on the military's continued purchase of our portable computers or equipment manufactured by others that contain our devices and the intelligence community's continued purchase of our equipment. Many governments have attempted to reduce military expenditures for a number of reasons, including budget deficit reduction and a perceived easing of global tensions. For the past several years, the uncertain defense budget situation has caused delays in contract awards and reduced funding for various military programs. Although to date we have generally not been adversely affected by delays in contract awards or reductions in spending, any future delays or reductions may have a material adverse effect on our business.

     Recent announcements from the National Security Agency have suggested spending patterns within that agency may be shifted away from the data collection and analysis products we provide and toward infrastructure products (such as large scale information technology devices and systems), which we do not provide. Such changes in buying patterns could reduce our revenues.

     A significant amount of our revenues comes from a few customers: Our business substantially depends on a relatively small number of customers and DoD programs. As of September 30, 2001, our backlog was approximately $23.6 million, consisting of firm fixed price purchase orders, 57% of which was represented by large orders from 5 customers. If we experience a loss or diminution of orders from any of these customers, our results of operations or financial condition could be materially and adversely affected. In addition, in recent years prime contractors serving the defense industry have undergone consolidation. The reduction in the number of defense contractors could negatively affect our business.

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

     We may need additional financing: While we anticipate that our existing working capital and anticipated cash flow from operations will be sufficient to satisfy our cash requirements for at least twelve months, if our plans change or existing working capital and projected cash flow are insufficient to fund operations, we could be required to seek additional financing. Except for our current line of credit, we have no current arrangements with respect to, or sources of, additional financing. Accordingly, additional financing may not be available to us when needed on acceptable terms, or at all. If we fail to obtain additional financing, our long-term liquidity, and our expansion plans could be materially and adversely affected.

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

     We must comply with regulatory operational standards to expand our sales:
Our manufacturing and assembly facility and procedures in Palm Bay have been certified as compliant with the quality and assurance standards of ISO-9001, an international standard promulgated by the International Organization for Standardization, a worldwide federation of standards bodies which includes approximately 100 countries. The European Economic Community has adopted this standard as its preferred quality standard, as has, to some degree, the DoD. Our other facilities are not so certified, nor do we intend to have those facilities become ISO-certified at this time. If we fail to maintain compliance with these standards, we may be unable to expand our presence in the domestic and international military markets for ruggedized computers, which could have a material adverse effect on our direct and indirect sales to the U.S. military as well as to foreign customers.

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

     Significant portions of our revenues are derived from fixed-price contracts. Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors, are borne by us. We have experienced cost overruns in the past that have resulted in losses on certain contracts. There can be no assurance that we will not experience cost overruns in the future or that such overruns will not have a material adverse effect on our future results of operations and financial condition.

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

     Our sales cycle is lengthy: On the military side of our business, we often experience a lengthy sales cycle that, from beginning to end, may run for as long as five years. There are generally a number of crucial points in this cycle, including:

         o  identifying a product need in a military program;

         o  retaining the prime contractor;

         o  retaining the subcontractors for each element;

         o  assembling the elements for prototype systems;

         o  testing of the systems;

         o  funding for production runs of the systems; and

         o executing the production contracts for the prime contractor and the sub-contractors.

     Not only is this cycle lengthy, but also it is susceptible to failure at each crucial point.

     Consequently, we invest heavily in time, money and manpower to obtain subcontracts for military production runs on our products. Delays in our sales cycle could materially and adversely affect our results of operations and financial condition. Further, our investments may yield no business at all or may take so long to develop that our resources are strained or other more profitable opportunities are missed.

     Our markets are highly competitive: The military and intelligence electronics market is highly competitive and we expect competition will continue to be strong in the future. Some of our current and potential competitors have significantly greater technical, manufacturing, financial and marketing resources than us. We compete based on customization capabilities, price, performance, delivery, and quality. In many situations, we are the highest-priced bidder by a large margin. For computer applications where harsh environmental and operational conditions prevail, customers are sometimes willing to pay our higher prices. However, in less demanding conditions, our computer products are at a competitive disadvantage and our sales are adversely affected. Substantial competition in any area of our business could have a material adverse effect on our future results of operations and financial condition.

     We rely on a few sub-contractors and suppliers for key components: Although we procure most of our parts and components from multiple sources or believe that these components are readily available from numerous other sources, certain components are available only from sole sources or from a limited number of sources. A number of our products contain critical components like our computer boards and the electronic circuit boards for our DSP equipment. We subcontract the fabrication of our computer boards to a few third party manufacturers. We purchase the metal cases, hard disk drives, brackets, window panels, and the keyboards for our portable computers from sole sources such as Distec, Xcel and HiTech. We also license our software from sole sources, including Microsoft, Phoenix Technology, Magnavox, and JFK Associates. We purchase board manufacturing services from Dictaphone, who are involved in a bankruptcy auction. Outside suppliers furnish many of the other components we use. Except for our software suppliers, we do not have written agreements with any of these subcontractors or suppliers. This reliance on a few subcontractors, sole sources and other suppliers may result in delays in deliveries and may result in quality control and production problems. During any interruption in supplies, we may have to curtail the production and sale of our computers for an indefinite period. Accordingly, any interruption, suspension, or termination of component deliveries from our suppliers could have a material adverse effect on our business.

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

     Risks associated with our acquisition strategy: We evaluate, on an ongoing basis, potential acquisitions of, or investments in, businesses that complement or expand our existing operations. We cannot assure that any future acquisitions will be successful or improve our operating results. In addition, our ability to complete acquisitions will depend on the availability of both suitable target businesses and acceptable financing. Any future acquisitions may result in a dilutive issuance of additional equity securities, the incurrence of additional debt or increased working capital requirements. Any acquisition may also result in earnings dilution, the amortization of goodwill and other intangible assets, or other charges to operations, any of which could have a material adverse effect on our business, financial condition, or results of operations. FAS 142 requires an annual test for the impairment of any assets underlying certain goodwill. The Company could be required to write off substantial goodwill in a single period if impairment occurs. Future acquisitions may divert management's attention from our operations and entail difficulties assimilating the operations, products, services, and personnel of any acquired company. Although we attempt to evaluate the risks inherent in any particular acquisition, we may not properly ascertain or assess all significant risks before consummating any acquisition.

     Our directors and officers can exercise control through their ownership of common stock: As of September 30, 2001, our directors and executive officers beneficially owned approximately 23% of our common stock. Although they do not hold, in the aggregate, a majority of our common stock, their ownership enables them to substantially control the election of directors and the results of any other matters submitted to a vote of stockholders.

     Our stock price and liquidity could be adversely affected if we fail to meet the requirements of the Nasdaq National Market System: Our common stock is quoted on the Nasdaq National Market System. To remain listed, we must have, among other things, either

     o $4,000,000 in net tangible assets, a public float of at least 750,000 shares with a market value of at least $5,000,000 and a minimum bid price of $1.00 per share; or alternatively,

     o a market capitalization of $50,000,000 or total assets and total revenues of $50,000,000 each, a public float of at least 1,100,000 shares with a market value of at least $15,000,000 and a minimum bid price of $5.00.

     If we fail to satisfy the Nasdaq National Market's maintenance criteria in the future, our common stock could be delisted. We would then seek to list its securities on the Nasdaq SmallCap Market. However, if we were unsuccessful, trading in our common stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's Electronic Bulletin Board. A delisting would make it more difficult to dispose of or to obtain quotations as to the price of our common stock.

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

     We are highly dependent on the services of our key executives. The loss of the services of any of these executive officers could materially and adversely affect our business and operations. To address these concerns, we have entered into employment contracts with each of them. Each employment agreement has terms expiring more than twelve months from September 30, 2001. In addition, the Company has prepared a management succession plan that is updated as circumstances require.

     Foreign sales entail unique risks: We derived approximately 3% and 5% of our total sales from foreign markets for the fiscal years ended September 30, 2001 and 2000. We expect that foreign sales may represent a greater portion of our revenues in the future. In addition, foreign sales of our products by both Raytheon and Lockheed Martin represent an important percentage of their sales opportunities. The following risks associated with foreign sales could materially and adversely affect our business:

         o  political and economic instability;

         o  restrictive trade policies of foreign governments;

         o  inconsistent product regulation by foreign agencies or governments;

         o  currency valuation variations;

         o  exchange control problems;

         o  imposition of product tariffs; and

         o burden of complying with a wide variety of international and U.S. export laws and differing regulatory requirements.

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

     We have not paid and do not anticipate paying any dividends: We have not paid any dividends on our common stock and intend to follow a policy of retaining any earnings to finance the development and growth of our business. Accordingly, we do not anticipate the payment of cash dividends in the foreseeable future. However, the payment of dividends rests within the discretion of the board and will depend upon, among other things, our earnings, capital requirements, overall financial condition, and any restrictions appearing in our current loan agreements.

Item7A.  Quantitative and Qualitative Disclosures About Market Risk

                 The Company is subject to market risk from exposure to changes in interest rates based on its financing activities. The principal credit facility is a $23 million revolving credit facility with variable interest rates ranging from 1.5% to 2.0% above Libor on the first $12 million borrowed and with interest rates of1.5% to 2.0% over the Fed Funds rate on the balance up to the $23 million facility cap. At September 30, 2001 borrowings under the agreement were $16.8 million. A 50 basis point increase in interest rates with an average annual outstanding balance of $16.8 million would result in increased annual interest expense of $ 85 thousand. The company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2002, although there can be no assurances that interest rates will not significantly change.


Item 8.  Financial Statements

     The financial statements of the Company filed with this Report are set forth in a separate section commencing on page F-1. (See Note 22 on page F-30 for 2001 quarterly financial data.)

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

     None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     See the section captioned "Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on March 21, 2002, which section is incorporated herein by reference.

Item 11.  Executive Compensation

     See the sections captioned "Executive Compensation" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on March 21, 2002, which section is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     See the sections captioned "Principal Shareholders of the Company" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on March 22, 2001, which section is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     See the sections captioned "Certain Transactions" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on March 21, 2002, which section is incorporated herein by reference.

                                     Part IV

Item 14.  Exhibits and Reports on Form 8-K

     (a) Exhibits The following exhibits are filed as part of this Annual Report on Form 10-K. Cetain of the following exhibits designated with an asterisk (*) after the description are filed herewith. The exhibits not so designated have been previously filed with the Commission and are incorporated herein by reference to the documents indicated in parentheses following the descriptions of such exhibits.

   Exhibit
    Number                                Description of Document
    ------                                -----------------------
     2.1      - Acquisition Agreement by and among Paravant Computer Systems,
                Inc., Engineering Development Laboratories, Incorporated, Signal
                Technology Laboratories, Inc., James E. Clifford, Edward W.
                Stefanko, C. David Lambertson, C. Hyland Schooley, Peter
                Oberbeck and Leo S. Torresani (incorporated by reference to
                Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated
                October 8, 1998).

     2.2      - Stock Purchase Agreement by and among Paravant Inc., Harry J.
                Binck, David E. Bowles and John B. Dillon (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated May 26, 2000).

     2.3      - Stock Purchase Agreement by and among Paravant Inc., Jay Perry and Lawrence B. Scally (incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K dated July 11,
                2000).

     3(i)     - Amended and Restated Articles of Incorporation as filed with the
                Florida Department of State on December 8, 1998 (incorporated by reference to Exhibit 3(i) to the Registrant's Annual Report on
                Form 10-KSB for the fiscal year ended September 30, 1998).

     3(ii)    - Amended and Restated By-laws (incorporated by reference to
                Exhibit 3 (ii) to the Registrant's Annual Report on Form 10-KSB
                for the fiscal year ended September 30, 2000).

      4.1A    - Specimen Common stock Certificate as amended November 1, 1998
                (incorporated by reference to Exhibit 4.1A to the Registrant's
                Annual Report on Form 10-KSB for the fiscal year ended September
                30, 1998).

     10.3B    - Incentive Stock Option Plan, as amended June 4, 1999
                (incorporated by reference to Exhibit 10.3B to the Registrant's
                Quarterly Report on Form 10-QSB for the period ended June 30,
                1999).

     10.32    - Agreements Granting Special Stock Option between the Registrant and John P. Singleton dated as of June 18, 1998 (incorporated by reference to Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1998).

     10.33    - Agreements clarifying Prior Grant of Stock options between the
                Registrant and Michael F. Maguire dated as of June 18, 1998
                (incorporated by reference to Exhibit 10.33 to the Registrant's
                Quarterly Report on Form 10-QSB for the quarterly period ended
                June 30, 1998).

     10.34    - Promissory Note to Registrant from Richard P. McNeight dated
                June 3, 1998 (incorporated by reference to Exhibit 10.34 to the
                Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1998).

     10.35    - Promissory Note to Registrant from UES, Inc. dated July 2, 1998
                (incorporated by reference to Exhibit 10.35 to the Registrant's
                Quarterly Report on Form 10-QSB for the quarterly period ended
                June 30, 1998). The note is personally guaranteed by Krishan K.
                Joshi.

     10.36   -  Credit Agreement by Registrant with National City Bank
                (incorporated by reference to Exhibit 10.36 to the Registrant's
                Annual Report on Form 10-KSB for the fiscal year ended September
                30, 1998).

     10.37    - Commercial Note by Registrant with National City Bank
                (incorporated by reference to Exhibit 10.37 to the Registrant's
                Annual Report on Form 10-KSB for the fiscal year ended September
                30, 1998).

     10.39    - Employment Agreement between Paravant Computer Systems, Inc. and
                C. Hyland Schooley dated October 1, 1998 (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998).

     10.40    - Employment Agreement between Paravant Computer Systems, Inc. and
                James E. Clifford dated October 1, 1998 (incorporated by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998).

     10.41    - Non-Competition Agreement between Paravant Computer Systems,
                Inc. and C. Hyland Schooley dated October 1, 1998 (incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998).

     10.43    - Subordinated Note from Paravant Computer Systems, Inc. to Hyland
                Schooley dated October 1, 1998 (incorporated by reference to
                Exhibit 10.43 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998).

     10.44    - Subordinated Note from Paravant Computer Systems, Inc. to James
                E. Clifford dated October 1, 1998 (incorporated by reference to
                Exhibit 10.44 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998).

     10.49    - Non-employee Director's Stock Option Plan, as amended August 30,
                2001. *

     10.50    - Employment Agreement between Paravant Inc. and Richard P.
                McNeight (incorporated by reference to Exhibit 10.47 to the Registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 1999).

     10.53    - Employment Agreement between Paravant Inc. and William R. Craven
                (incorporated by reference to Exhibit 10.53 to the Registrant's
                Annual Report on Form 10-KSB for the fiscal year ended September
                30, 2000).

     10.54    - Agreements Granting Special Stock Option between the Registrant and John P. Singleton dated as of December 15, 1998
                (incorporated by reference to Exhibit 10.54 of the Registrant's
                Annual Report on Form 10-KSB for the fiscal year ended September
                30, 1999).

     10.55    - Lease Agreement between Beavercreek Enterprises and STL of Ohio,
                Inc. (incorporated by reference to Exhibit 10.55 to the Registrant's Quarterly Report on Form 10-QSB for the period ended December 31, 1999).

     10.56    - Lease Agreement between Beavercreek Enterprises and Engineering
                Development Laboratories, Incorporated (incorporated by reference to Exhibit 10.56 to the Registrant's Quarterly Report on Form 10-QSB for the period ended December 31, 1999).

     10.59    - Employment Agreement between Paravant, Inc. and Krishan K. Joshi
                (incorporated by reference to Exhibit 10.59 to the Registrant's
                Annual Report on Form 10-KSB for the fiscal year ended September
                30, 2000).

     10.60    - Paravant, Inc. Stock Incentive Plan, (incorporated by reference to Exhibit 10.60 to the Registrant's Quarterly Report on Form
                10-Q for the quarter ended March 31, 2001).

     10.61    - Paravant, Inc. Employee Stock Purchase Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8
                (No. 333-63528) filed on June 21, 2001).

     11       - Statement re: computation of per share earnings (not required because the relevant computation can be clearly determined from material contained in the financial statements).

     21       - Subsidiaries of Paravant Inc.

     23.1     - Independent Auditors' Consent.



     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PARAVANT INC.


                                          By: /s/ WILLIAM R. CRAVEN
                                            ----------------------
                                                  William R. Craven,
                                        President and Chief Executive Officer

December 21, 2001

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                                   Capacity                                   Date
          ---------                                   --------                                   ----
     /s/ KRISHAN K. JOSHI                 Chairman and Director                            December 21, 2001
  -------------------------
         Krishan K. Joshi

   /s/ WILLIAM R. CRAVEN                  President, Chief Executive                       December 21, 2001
  -------------------------                Officer, and Director
       William R. Craven                   (Principal Executive Officer)


    /s/ JOHN C. ZISKO                     Vice President, Chief Financial                  December 21, 2001
  -------------------------                Officer, Treasurer (Principal
        John C. Zisko                      Financial Officer and Principal
                                           Accounting Officer)

    /s/ JAMES E. CLIFFORD                 Vice President, Mergers and                      December 21, 2001
  -------------------------                Acquisitions, Secretary and
        James E. Clifford                  Director

   /s/ RICHARD P. MCNEIGHT                 President, Paravant Computer                     December 21, 2001
  -------------------------                Systems, Inc., and Director
       Richard P. McNeight

   /s/ C. HYLAND SCHOOLEY                 Chairman, STL of Ohio, Inc. and                   December 21, 2001
  -------------------------                Director
       C. Hyland Schooley

   /s/ MICHAEL F. MAGUIRE                 Director                                         December 21, 2001
  -------------------------
       Michael F. Maguire


   /s/ JOHN P. SINGLETON                  Director                                         December 21, 2001
  -------------------------
       John P. Singleton


   /s/ PAUL E. BLACKWELL                  Director                                         December 21, 2001
  -------------------------
       Paul E. Blackwell

  /s/ DAVID P. MOLFENTER                   Director                                        December 21, 2001
  -------------------------
    David P. Molfenter

                         PARAVANT INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


                                                                                           Page
                                                                                           ----
Independent Auditors' Report.........................................................       F-2

Financial Statements:
     Consolidated Balance Sheets.....................................................       F-3
     Consolidated Statements of Operations...........................................       F-5
     Consolidated Statements of Stockholders' Equity and Comprehensive Income........       F-6
     Consolidated Statements of Cash Flows...........................................       F-8
Notes to Consolidated Financial Statements...........................................      F-11

                          INDEPENDENT AUDITORS' REPORT


Board of Directors:
PARAVANT INC.:

         We have audited the accompanying consolidated balance sheets of Paravant Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended September 30, 2001. In connectio with our audits, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paravant Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period then ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements take as a whole, presents fairly in all material respects, the information set forth therein.



                                  /s/ KPMG LLP



Short Hills, New Jersey
December 15, 2001

                         PARAVANT INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2001 and 2000

                                  ASSETS                                        2001               2000
                                                                                ----               ----
Current assets:
     Cash and cash equivalents                                              $     8,781           265,408
     Marketable securities                                                      523,430         1,263,633
     Accounts receivable, net of allowance for doubtful
         accounts of $50,000 in 2001 and $149,000 in 2000                     9,598,044         9,069,459
     Costs and estimated earnings in excess of
         billings on uncompleted contracts                                    6,000,520         8,079,427
     Inventories                                                              5,298,180         6,711,043
     Prepaid expenses                                                           349,218           314,076
     Deferred income taxes                                                      357,520         1,014,115
                                                                            -----------       -----------
             Total current assets                                            22,135,693        26,717,161
                                                                            -----------       -----------
Note receivable-related party                                                   215,684           215,684
Property, plant and equipment, net                                            9,759,957         7,466,821
Goodwill, net                                                                24,281,319        27,254,698
Intangible assets, net                                                        3,933,039         4,687,804
Other assets                                                                     79,595           114,631
Deferred income taxes                                                         1,469,939         1,063,632
                                                                            -----------       -----------
             Total assets                                                   $61,875,226        67,520,431
                                                                            ===========       ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY                         2001               2000
                                                                                ----               ----
Current liabilities:
     Notes payable                                                                    -           500,774
     Notes payable to related parties                                           492,500         1,235,000
     Current maturities of long-term obligations                                152,735            16,630
     Current maturities of capital lease obligations                            272,671            48,517
     Accounts payable                                                         2,986,537         5,735,830
     Billings in excess of costs and estimated
         earnings on uncompleted contracts                                      333,850           718,059
     Provision for future losses on uncompleted contracts                       488,761           657,909
     Income taxes payable                                                       284,616           749,131
     Accrued commissions                                                        184,189           306,033
     Accrued expenses                                                         1,726,832         2,180,437
     Accrued incentive compensation                                             718,411           734,221
     Deferred revenue                                                            72,452            76,540
                                                                            ------------      -----------
             Total current liabilities                                        7,713,554        12,959,081
                                                                            ------------      -----------
Notes payable to related parties                                                      -           492,500
Long-term obligations, net of current maturities                             20,492,530        20,427,279
Capital lease obligations, net of current maturities                            573,439             2,066
Deferred compensation                                                           607,208         1,315,342
                                                                            ------------      -----------
             Total liabilities                                               29,386,731        35,196,268
                                                                            ------------      -----------
Stockholders' equity:
     Preferred stock, par value $.01 per share.
        Authorized 2,000,000 shares, none issued                                      -                 -
     Common stock, par value $.015 per share.
        Authorized 30,000,000 shares, issued 17,856,319
         and outstanding 17,112,668 shares
         in 2001 and issued 17,764,029 and
         outstanding 17,039,378 shares in 2000                                  267,845           266,460
     Additional paid-in capital                                              22,210,229        22,161,687
     Other comprehensive loss                                                  (307,436)                -
     Retained earnings                                                       12,396,761        11,952,014
                                                                             ----------      ------------
                                                                             34,567,399        34,380,161
     Less treasury stock, at cost, 743,651 shares in 2001 and
         724,651 shares in 2000                                              (2,078,904)       (2,055,998)
                                                                            ------------      -----------
             Total stockholders' equity                                      32,488,495        32,324,163
     Commitments and contingencies                                                    -                 -
             Total liabilities and stockholders' equity                     $61,875,226       $67,520,431
                                                                            ===========       ===========


           See accompanying notes to consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended September 30, 2001, 2000 and 1999


                                                                           2001              2000                1999
                                                                           ----              ----                ----
Revenues                                                               $51,838,593        40,409,568          42,279,478

Cost of revenues                                                        30,281,537        22,353,902          20,840,615
Sales and marketing                                                      2,723,329         2,032,449           2,296,097
Research, development & engineering                                      4,336,148         2,848,566           2,536,530
General and administrative                                               7,321,705         6,610,807           4,400,561
Amortization of goodwill and intangible assets                           3,801,711         2,491,100           1,968,649
Non-recurring expense                                                            -           685,813                   -
                                                                       -----------       -----------         -----------
     Total costs and expenses                                           48,464,430        37,022,637          32,042,452
                                                                       -----------       -----------         -----------
         Income from operations                                          3,374,163         3,386,931          10,237,026
Other income (expense):
     Investment (expense) income                                          (472,994)          244,161              60,416
     Interest expense                                                   (1,716,579)         (601,554)           (777,076)
     Miscellaneous                                                         150,158            17,433             159,234
                                                                       -----------       -----------         -----------
         Income before income taxes                                      1,334,748         3,046,971           9,679,600
Income tax expense                                                         890,001         1,462,546           3,793,958
                                                                       -----------       -----------         -----------
         Net income                                                    $   444,747         1,584,425           5,885,642
                                                                       ===========       ===========         ===========
Basic earnings per share                                               $       .03               .09                 .42
                                                                       ===========       ===========         ===========
Diluted earnings per share                                             $       .03               .09                 .41
                                                                       ===========       ===========         ===========
Weighted average number of shares:
     Basic                                                              17,114,804        17,409,377          13,978,583
                                                                       ===========       ===========         ===========
     Diluted                                                            17,286,752        17,847,296          14,392,252
                                                                       ===========       ===========         ===========

          See accompanying notes to consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                Years ended September 30, 2001, 2000 and 1999


                                        Common stock
                                                                                      Accumulated
                                                            Additional                   other                      Total
                                     Number         Par      paid-in       Retained  comprehensive    Treasury   stockholders'
                                    of shares      value     capital       earnings  Income (loss)      stock        equity
                                    ---------      -----     -------       --------  -------------      -----        ------
Balances, September 30, 1998       8,343,928   $ 125,159    5,628,649     4,481,947          -               -   $10,235,755
Issuance of common stock for
     acquisition                   3,950,000      59,250    5,865,750             -          -               -     5,925,000
Exercise of warrants               5,125,937      76,889   10,141,764             -          -               -    10,218,653
Exercise of options for 161,328
     shares of common stock for
     cash of $24,371 and 36,985
     shares of treasury stock        124,343       2,420      122,447             -          -        (100,496)       24,371
Retirement of underwriter's
     warrants                              -           -      (50,000)            -          -               -       (50,000)
Registration costs related to
     stock options and warrants            -           -      (47,662)            -          -               -       (47,662)
Warrant redemption                         -           -         (569)            -          -               -          (569)
Comprehensive income:
Net income                                 -           -            -     5,885,642          -               -     5,885,642
Unrealized gain on securities,
     net of tax                            -           -            -             -     10,797               -        10,797
                                                                                                                 -----------
Total comprehensive income                 -           -            -             -          -               -     5,896,439
                                  ----------   ---------   ---------     ----------    -------      ----------   -----------
Balances, September 30, 1999      17,544,208   $ 263,718   21,660,379    10,367,589     10,797        (100,496)  $32,201,987
Issuance of common stock                   -           -      223,200             -          -               -       223,200
     warrants for acquisition
Exercise of options for 182,836
     shares of common stock for
     cash of $120,360 and 46,985
     shares of treasury stock        135,851       2,742      257,918             -          -       (140,300)       120,360
Tax benefit of exercise of
     nonqualified stock options            -           -       20,190             -          -               -        20,190
Purchases of treaury stock          (640,681)          -            -             -                 (1,815,202)   (1,815,202)
Comprehensive income:
Net income                                 -           -            -      1,584,425         -               -     1,584,425
Unrealized loss on securities,
     net of tax                            -           -            -             -    (10,797)              -       (10,797)
                                                                                                                 -----------
Total comprehensive income                 -           -            -             -          -               -     1,573,628
                                  ----------   ---------   ----------    ----------    -------      ----------   -----------
Balances, September 30, 2000      17,039,378   $ 266,460   22,161,687    11,952,014          -      (2,055,998)  $32,324,163

                                        Common stock
                                                                                      Accumulated
                                                            Additional                   other                      Total
                                     Number         Par      paid-in       Retained  comprehensive    Treasury   stockholders'
                                    of shares      value     capital       earnings  Income (loss)      stock        equity
                                    ---------      -----     -------       --------  -------------      -----        ------
Exercise of options for 140,300
     shares of common stock for       92,290      1,385       48,542             -            -                         49,927
     cash of $49,927 and 48,010
     of treasury stock and
     subsequent retirement
Purchases of Treasury Stock          (19,000)         -            -             -            -        (22,906)        (22,906)
Comprehensive income:
Net income                                 -          -            -       444,747            -              -         444,747
Impact of Interest Rate Swap               -          -            -             -     (307,436)             -        (307,436)
                                                                                       --------                    -----------
Total comprehensive income                 -          -            -             -            -              -         137,311
                                  ----------    -------   ----------    ----------     --------     ----------     -----------
Balances, September 30,2001       17,112,668    267,845   22,210,229    12,396,761     (307,436)    (2,078,904)     32,488,495
                                  ----------    -------   ----------    ----------     --------     ----------     -----------

          See accompanying notes to consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended
                        September 30, 2001, 2000 and 1999


                                                                          2001              2000               1999
                                                                          ----              ----               ----
Cash flows from operating activities:
     Net income                                                       $   444,747         1,584,425          5,885,642
     Adjustments to reconcile net income to net cash
         provided by operating activities:
          Depreciation and amortization                                 5,127,680         3,538,513          2,795,970
          Deferred income taxes                                           250,288          (914,166)          (888,028)
          Unrealized appreciation (depreciation) of marketable            362,451          (160,219)                 -
          securities
          Non-recurring expense                                                 -           685,813                  -
          Increase (decrease) in cash caused by changes in:
             Accounts receivable                                         (528,586)        1,707,224         (4,762,778)
             Contracts in progress                                      1,525,550        (3,352,523)        (1,893,473)
             Inventories                                                1,412,863          (845,016)        (1,239,772)
             Prepaid expenses                                             (35,141)           33,508           (147,043)
             Other assets                                                  35,036           262,738            808,734
             Accounts payable                                          (2,749,293)        3,315,990          1,432,633
             Income taxes payable                                        (464,515)          285,204           (238,194)
             Accrued commissions                                         (121,844)         (263,323)            29,916
             Accrued expenses                                            (453,606)          359,696           (481,262)
             Accrued incentive compensation                               (15,810)         (134,956)           514,370
             Deferred revenue                                              (4,089)          469,683                  -
             Deferred compensation                                       (708,135)          (15,829)           523,417
                                                                       ----------         ---------          ---------
                  Net cash provided by operating activities             4,077,596         6,556,762          2,340,132
                                                                       ----------         ---------          ---------

                                                                              2001               2000                1999
                                                                              ----               ----                ----
Cash flows from investing activities:
     Payments for acquired subsidiaries, net of cash acquired of                 -          (19,741,635)         (9,046,377)
         $1,220,000 in 2000 and $850,000 in 1999
     Purchase (sales)  of marketable securities                            377,752             (674,101)           (488,670)
     Proceeds from sale of property, plant and equipment                                          2,900                   -
     Acquisitions of property, plant and equipment                      (3,692,672)          (4,952,304)        (1,377,227)
     Proceeds from sale of investments                                           -                    -              59,358
     Proceeds from collection of note receivable                                 -                    -             750,000
                                                                        ----------          -----------          ----------
             Net cash used by investing activities                      (3,314,920)         (25,365,140)        (10,057,916)
                                                                        ----------          -----------          ----------
Cash flows from financing activities:
     Net proceeds (repayments) of note payable                            (500,774)             500,774                   -
     Borrowings under long-term obligations                             29,535,039           20,393,847                   -
     Repayments under long-term obligations                            (30,876,117)            (990,281)         (2,571,647)
     Proceeds (repayments) on capital lease obligations                    795,528              (85,126)            (97,062)
     Proceeds from exercise of common stock options                         49,927              120,360              27,697
     Proceeds from exercise of warrants                                          -                    -          10,218,653
     Payments for redemption of warrants                                         -                    -                (569)
     Stock registration fees                                                     -                    -             (47,662)
     Payment for retirement of underwriters' warrants                            -                    -             (50,000)
     Payments for purchase of treasury stock                               (22,906)          (1,815,202)                  -
                                                                        ----------          -----------          ----------
             Net cash provided (used) by financing activities           (1,019,303)          18,124,372           7,479,410
                                                                        ----------          -----------          ----------
                  Net decrease in cash and cash equivalents               (256,627)            (684,006)          (238,374)
Cash and cash equivalents at beginning of year                             265,408              949,414           1,187,788
                                                                        ----------          -----------          ----------
Cash and cash equivalents at end of the period                          $    8,781          $   265,408          $  949,414
                                                                        ==========          ===========          ==========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                                       $1,677,906          $   613,522          $  806,143
                                                                        ==========          ===========          ==========
         Income taxes                                                   $1,354,517          $ 2,098,235          $3,400,255
                                                                        ==========          ===========          ==========
Supplemental disclosure of noncash investing and financing activities:
     The Company entered into capital lease agreements for
         factory and office equipment                                   $        -         $      6,558          $  125,859
                                                                        ==========          ===========          ==========
     The Company had a fair value adjustment to securities held
         for sale                                                       $        -         $    (10,797)         $   10,797
                                                                        ==========          ===========          ==========
     The Company entered into notes payable agreements with related parties totaling $250,000 and issued common stock warrants totaling $223,200 in connection with a purchase business
         combination during the year ended September 30, 2000.

                                                                              2001               2000                1999
                                                                              ----               ----                ----
     The Company entered into notes payable agreements with related parties totaling $4,800,000 and issued common stock totaling
         $5,925,000 in connection with the purchase business
         combination during the year ended September 30, 1999.
     Impact of interest  rate swap on mortgage  note  payable at
         PCS facility.                                                   $(307,436)            $      -             $     -
                                                                         =========             ========             =======
Supplemental disclosure of noncash financing activities:
     The  Company  had a tax  benefit  through  the  exercise of
         nonqualified stock options                                      $       -             $ 20,190             $     -
                                                                         =========             ========             =======
     The Company  issued  stock  through a cashless  exercise of
         stock options and received treasury stock                       $                     $140,300              97,170
                                                                         =========             ========             =======


          See accompanying notes to consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2001 and 2000


(1) Description of Business and Summary of Significant Accounting Policies

(a) Description of Business

         The Company is engaged in the design, development, production and sale of military electronic hardware. The products include computer and communication systems, specializing in rugged, hand-held and laptop computer products with primarily military applications, airborne and avionics systems for the U.S. Department of Defense ("DoD") and electronic signal conditioning and analysis systems for foreign and domestic intelligence agencies.

         The principal customers of the Company are U.S. Government agencies and contractors who are subject to federal budgetary implications. The work is generally performed under fixed price orders and on a general production basis.

(b) Principles of Consolidation

         The accompanying consolidated financial statements of Paravant Inc. (the "Company" or "Paravant") include the financial statements of its wholly owned subsidiaries, Paravant Computer Systems, Inc. ("PCS"), Engineering Development Laboratories, Incorporated ("EDL"), STL of Ohio, Inc. ("STL"), Tri-Plex Systems Corporation ("Tri-Plex") and Catalina Systems Research, Inc. ("CRI"). Intercompany transactions and accounts have been eliminated upon consolidation.

(c) Cash Equivalents

         Cash equivalents include all highly liquid debt instruments purchased with a maturity of three months or less.

(d) Marketable Securities

         Marketable securities consist of mutual funds related to the Company's deferred compensation plan. The Company classifies these marketable securities as trading securities and records them at fair value.

(e) Inventories

         Inventories are stated at the lower of cost or market using the weighted average cost method. The Company provides a provision for inventory as it becomes unusable or obsolete.

(f) Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Property, plant and equipment under capital leases are stated at the present value of the minimum lease payments. Depreciation of property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the related assets ranging from three to thirty years or relating to leased assets over the shorter of the useful lives or the term of the lease.

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

                           September 30, 2001 and 2000


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

         Cost of revenues includes all direct costs and those indirect costs that relate to contract performance or product or service delivery. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to cost and income and are recognized in the period in which the revisions are determined.

         The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenue recognized in excess of amounts billed under these types of contracts. The liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

         The Company generally recognizes revenue on other products sales or services when an order has been received, the product has been shipped or services rendered, pricing is fixed or determinable, and collection is reasonably assured. Cost of sales includes the Company's estimate of any warranty, re-work, or other concessions the Company expects to incur in connection with a sale.

         At September 30, 2000 and 1999, the Company had sales of $642,467 and $3,524,063, respectively, for which title had been transferred to a customer although the physical product remained on Company premises at the convenience of the customer. The Company follows the guidance of Staff Accounting Bulletin No. 101 in accounting for such "bill and hold" transactions. At September 30, 2001, the Company had no such transactions.

         The warranty provision related to product sales was $83,826 as of September 30, 2001 and 2000, respectively and $84,142 as of September 30, 1999.

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

(j) Stock-Based Compensation

         The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed option plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial

                         PARAVANT INC. AND SUBSIDIARIES

                           September 30, 2001 and 2000


Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

(k) Basic and Diluted Earnings Per Share

         Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding.

         A reconciliation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share is as follows:

                                                                  2001              2000              1999
                                                                  ----              ----              ----
  Basic:
       Weighted average number of common
           shares outstanding                                   17,114,804        17,409,377        13,978,583
                                                                ==========        ==========        ==========

  Diluted:
       Weighted average number of common                        17,114,804        17,409,377        13,978,583
           shares outstanding
       Dilutive stock options                                      171,948           410,056           398,834
       Dilutive warrants                                                 -            27,863            14,835
                                                                ----------        ----------        ----------
                                                                17,286,752        17,847,296        14,392,252
                                                                ==========        ==========        ==========

         Options to purchase 1,529,900, 645,584 and 625,100 shares of common stock were excluded from the calculation of diluted earnings per share for the years ended September 30, 2001, 2000 and 1999, respectively, because their exercise prices exceeded the average market price of common shares for the period.

Warrants to purchase 250,982, 0, and 45,000 shares of common stock were excluded from the calculation of diluted earnings per share for the years ended September 30, 2001, 2000, and 1999 respectively because their exercise prices exceeded the average market price of common shares for the period.

         (l) Accounting for Derivative Instrument and Hedging Activities

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133. SFAS No. 133 and SFAS No. 138 require that all derivatives instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivative financial instruments are either recognized periodically in income or Stockholder's Equity (as a component of other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. Changes in the fair value of derivative financial instruments not qualifying as SFAS No. 133 hedges are recognized in income. The Company adoption of SFAS No. 133 and SFAS No. 138 was effective beginning October 1, 2000.

                         PARAVANT INC. AND SUBSIDIARIES

                           September 30, 2001 and 2000


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

         To mitigate its interest rate exposure and to lock into fixed interest cash outflows, the Company entered into a 15-year interest rate swap with a notional amount of $3,560,000 to receive interest at a variable rate equal to LIBOR and to pay interest at a fixed rate of 7.85 percent. The combination of the swap and the debt obligation results in a net cash outflow equal to 7.85 percent. Repricing dates of the swap match those of the mortgage note. The fixed rate of 7.85% will remain the same throughout the swap transaction and the variable rate is LIBOR. The Company has evaluated the terms and conditions of the swap and determined the instrument qualifies a s a hedge pursuant to SFAS No. 133. Accordingly, the fair value of the swap, $307,436 is included in other comprehensive loss in the accompanying September 30, 2001 balance sheet.


(m) Accounting for Goodwill and Other Intangible Assets

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

         The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001. The Company is obligated to adopt the standard either on October 1, 2001 (early adoption) or 2002. Furthermore, any goodwill and intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. The Company has elected to adopt the provision statements as of October 1, 2001.

         Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any

                         PARAVANT INC. AND SUBSIDIARIES

                           September 30, 2001 and 2000


impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

         As of September 30, 2001, the Company has unamortized goodwill in the amount of $24,281,319 and unamortized identifiable intangible assets in the amount of $3,933,039, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $3,042,710, $1,770,919 and $1,278,384 for the years ended September 30, 2001, 2000, and 1999 respectively. This goodwill amortization will cease on October 1, 2001, while intangible assets will continue to be amortized over their remaining useful lives. Amortization expense related to intangible assets was $759,001, $720,181 and $690,264 for the years ended September 30, 2001, 2000 and 1999, respectively. The Company has completed a preliminary transitional analysis to determine the impact of adopting these Statements on the Company's financial statements. Based on a preliminary analysis, the Company does not believe that there will be an impairment charge relating to goodwill or intangible assets.

         In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value on an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Enterprises are required to adopt Statement 143 for fiscal years beginning after June 15, 2002. We are in the process of evaluating this SFAS and the effect it will have on our consolidated financial statements and current impairment policy.

                         PARAVANT INC. AND SUBSIDIARIES

                           September 30, 2001 and 2000


(n) Use of Estimates

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(o) Financial Instruments

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

(p) Impairment of Long-lived Assets and Assets to be Disposed Of

         The Company accounts for long-lived assets in accordance with the provision of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.


(2) Acquisitions

         On May 26, 2000 the Company consummated a purchase business combination of all outstanding common stock of Tri-Plex Systems Corporation ("Tri-Plex"). Pursuant to the acquisition agreement the Company paid an aggregate consideration consisting of (i) $6,300,000 in cash, (ii) $250,000 of notes payable, due January 26, 2001 and bearing interest at prime and (iii) Warrants to purchase 120,000 shares of the Company's common stock valued at $223,200, using the Black-Scholes option pricing model. In connection with the acquisition a contingent cash earn-out may be payable by the Company under specified circumstances based on future profits of the acquired operation over a two-year period. The earn-out, if any, will be recorded as additional goodwill and will be amortized over the remaining life of the asset. The cash portion of the consideration paid by the Company was financed by borrowings under a revolving line of credit agreement with National City Bank.

         The aggregate purchase price of approximately $7,057,300, including related acquisition costs of approximately $284,100, was allocated as follows:

    Cash                                                         $  201,400
    Current assets                                                1,549,000
    Equipment                                                       229,000
    Goodwill                                                      5,495,000
    Current liabilities                                            (345,600)
    Non-current liabilities                                         (71,500)
                                                                 ----------
                                                                 $7,057,300
                                                                 ==========

                         PARAVANT INC. AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                           September 30, 2001 and 2000


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

         The aggregate purchase price of $14,376,300, including related acquisition costs of approximately $376,300, was allocated as follows:

   Cash                                                        $ 1,018,600
   Current assets                                                1,385,800
          Equipment                                                530,900
   Non-competition agreements                                      200,000
   Goodwill                                                     11,923,700
   Current liabilities                                            (682,700)
                                                               -----------
                                                               $14,376,300
                                                               ===========


         The following unaudited pro forma financial information presents the combined results of operations of the Company, Tri-Plex and CRI as if the acquisitions had occurred as of October 1, 1999 and 1998, after giving effect to certain adjustments, including amortization of goodwill and intangible assets, increased interest expense on debt related to the acquisition, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Tri-Plex and CRI constituted a single entity during such periods.


                                                      Years Ended September 30,
                                                      -------------------------
                                                      2000                  1999
                                                      ----                  ----
    Net revenues                                  $49,285,661            55,606,451
                                                  ===========            ==========
    Net income                                    $ 1,201,036             6,182,568
                                                  ===========            ==========
    Basic earnings per share                      $       .07                   .44
                                                  ===========            ==========
    Diluted earnings per share                    $       .07                   .43
                                                  ===========            ==========

                         PARAVANT INC. AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                           September 30, 2001 and 2000


(3) Marketable Securities

         The cost basis, gross unrealized gains, gross unrealized losses and fair value for trading securities are as shown below. Realized gains (losses) for the securities are included in investment income (loss) on the accompanying statement of operations.



                                             2001              2000
                                             ----              ----
   Mutual funds:
        Cost basis                         $ 885,881         1,103,414
        Gross unrealized gains                     -           170,259
        Gross unrealized losses             (362,451)          (10,040)
                                           ---------         ---------
        Fair value                         $ 523,430         1,263,633
                                           =========         =========


(4) Note Receivable- Related Party

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


(5) Costs and Estimated Earnings on Uncompleted Contracts

         Costs and estimated earnings on uncompleted contracts consist of the following:

                                                                  2001              2000
                                                                  ----              ----
     Costs incurred on uncompleted contracts                  $31,992,850        17,075,232
     Estimated earnings thereon                                 5,895,517         1,522,471
                                                              -----------         ---------
                                                               37,888,367        18,597,704
     Billings to date                                          32,710,458        11,894,245
                                                              -----------        ----------
                                                              $ 5,177,909         6,703,459
                                                              ===========        =========

     The above amount is included in the accompanying consolidated balance sheet under the following captions:

                                                                  2001             2000
                                                                  ----             ----
     Costs and estimated earnings in excess of billings
         on uncompleted contracts                              $6,000,520        $8,079,427
     Billings in excess of costs and estimated earnings
         on uncompleted contracts                               (333,850)          (718,059)
     Provision for future losses on uncompleted
         contracts                                              (488,761)          (657,909)
                                                              ----------         ----------
                                                              $5,177,909         $6,703,459
                                                              ==========         ==========

                         PARAVANT INC. AND SUBSIDIARIES

                           September 30, 2001 and 2000


(6) Inventories

     Inventories consist of:

                                                                         2001               2000
                                                                         ----               ----
             Raw materials                                           $ 4,066,634        $  5,070,340
             Work in process                                             795,520             741,827
             Finished goods                                            1,070,193           1,540,707
                                                                     -----------        ------------
                                                                       5,932,347           7,352,874
             Reserve for obsolete inventory                             (634,167)           (641,831)
                                                                     -----------        ------------
                                                                     $ 5,298,180        $  6,711,043
                                                                     ===========        ============


(7) Property, Plant and Equipment

         Property, plant and equipment consists of:

                                                                          2001                2000
                                                                          ----                ----
             Land                                                    $   420,330             420,330
             Building                                                  4,505,675           2,005,889
             Office equipment                                          4,974,116           4,158,694
             Factory equipment                                         1,340,842           1,128,517
             Leasehold improvements                                      195,185             320,481
             Vehicles                                                     88,230              88,230
             Demonstration pool and custom molds                      2,654,4943           2,718,352
             Construction in progress                                          -            452,627
                                                                     -----------        ------------
                 Total costs                                          14,178,871          11,293,120
             Less accumulated depreciation                            (4,418,914)         (3,826,299)
                                                                     -----------        ------------
                                                                     $ 9,759,957        $  7,466,821
                                                                     ===========        ============

         Depreciation and amortization expense on property, plant and equipment was $1,325,969 in 2001, $1,047,206 in 2000 and $794,447 in 1999.


(8) Goodwill

         Goodwill represents the excess of cost over the net tangible and identifiable intangible assets of the Company's wholly owned subsidiaries. Goodwill consists of:

                                                                        2001               2000
                                                                        ----               ----
             Goodwill                                                $30,368,402         30,304,001
             Accumulated amortization                                 (6,087,083)        (3,049,303)
                                                                     -----------        ----------
                                                                     $24,281,319        $27,254,698
                                                                     ===========        ===========

         Total amortization expense on goodwill was $3,042,710 in 2001, $1,770,919 in 2000 and $1,278,384 in 1999.

                         PARAVANT INC. AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                           September 30, 2001 and 2000


(9) Intangible Assets

         Intangible assets consist of exclusive rights to a printed circuit board, and non-compete agreements. Intangible assets consist of:

                                                               2001                2000
                                                               ----                ----
             Non-compete agreements                           6.067,250          6,067,250
             License rights                                     295,000            285,000
             Accumulated amortization                        (2,429,211)        (1,664,446)
                                                            -----------        -----------
                                                            $ 3,933,039        $ 4,687,804
                                                            ===========        ===========


         Total amortization expense on intangible assets was $759,001 in 2001, $720,181 in 2000, and $690,264 in 1999.



(10) Notes Payable

         Notes payable consisted of:

                                                                                            2001              2000
                                                                                            ----              ----
       Notes payable to related parties bearing interest at prime  rate;
           principal and interest due January 26, 2001.                                        -            250,000
       Note  payable to bank, secured by furniture and equipment, bearing interest at a variable rate equal to the one month LIBOR rate plus
           1.75% (8.37 % at September 30, 2000); interest payable monthly through March, 2001. Principal and interest due April 30, 2001.
           Converted to capital lease in September 2001.                                       -            500,774
                                                                                                            -------
                                                                                          $    -            750,774
                                                                                          ======            =======




(11) Long-term Obligations

         Long-term obligations consist of:


                                                                                            2001              2000
                                                                                            ----              ----
       Notes payable to related parties bearing a fixed rate of interest of 8%;
           interest and principal due in quarterly installments beginning April
           1, 1999; final payment due January 1, 2002. These notes are
           subordinate to a revolving line of credit payable to Bank.                  $  492,500         1,477,500

                         PARAVANT INC. AND SUBSIDIARIES

                           September 30, 2001 and 2000


                                                                                            2001            2000
                                                                                            ----            ----
       Borrowings under revolving line of credit agreement, secured by accounts receivable, inventory, and contract rights, bearing interest (5.41%
           at September 30, 2001) at a rate equal to a stated rate (the lender's prime rate, the federal funds rate, or the one month LIBOR rate) plus a margin ranging from 1.5%-2% (2.0% at September 30, 2001) based on the ratio of debt to tangible net worth at the beginning of the applicable LIBOR rate contract period. The agreement matures May 1,
           2003, with an annual renewable term thereafter.                               16,808,376      18,448,847

       Mortgage note payable to bank, secured by real estate,  bearing interest originally at a rate equal to one month LIBOR plus 1.65%. Effective
           April 1, 2001, the Company entered into an interest rate swap agreement to convert the interest rate to a fixed 7.85% per annum.
           Interest payable monthly through November 2001. Principal and interest payable monthly beginning December 1, 2001 through December
           1, 2016. Included in the mortgage note payable is $307,436
           which represents the fair value of the interest rate swap.                     3,803,400       1,945,000

       Notes payable to bank, secured by vehicles, bearing interest at 7.25%;
           principal and interest of $1,642 payable monthly through July 20,
           2003.                                                                             33,489          50,062
                                                                                        -----------      ----------

                                                                                         21,137,765      21,921,409
       Less current maturities                                                             (645,235)     (1,001,630)
                                                                                        -----------     -----------
       Long-term obligations, less current maturities                                   $20,492,530      20,919,779
                                                                                        ===========      ==========


         The following is a schedule of maturities of long-term obligations as of September 30, 2000:

           Year Ending September 30,
           -------------------------
           2002                                       $   645,235
           2003                                        16,969,865
           2004                                           157,727
           2005                                           170,565
           2006                                           184,446
           Thereafter                                   3,009,927
                                                      -----------
                                                      $21,137,765
                                                      ===========


The loan agreement on the $23 million dollar revolving line of credit with National City Bank includes various loan covenants and restrictions. These include limiting the ability to pay cash dividends, undertaking acquisitions, or otherwise limiting obligations undertaken by, or operations of, the Company. The Company is in compliance with debt covenants on the credit facility as of September 30, 2001.

                         PARAVANT INC. AND SUBSIDIARIES

                           September 30, 2001 and 2000



(12) Leases

     The Company is obligated under various capital leases for office equipment and building improvements. At September 30, 2001, and 2000, respectively, property, plant and equipment included net capital lease assets of $849,387, and $241,147.

     The Company also has several non-cancellable operating leases for office and manufacturing facilities, vehicles and equipment, including office and manufacturing facilities in Dayton Ohio that are owned by Beavercreek Enterprises, an affiliated company of which the Chairman of the Company is the majority owner. Rent expense under operating lease agreements totaled $724,406, $536,018 and $382,858 for the years ended September 30, 2001 and 2000 and 1999 respectively.

     The following is a schedule of future minimum lease payments under capital and operating leases together with the present value of the net minimum lease payments for capital lease obligations as of September 30, 2001:


                                                            Capital              Operating
        Year Ending September 30,                           Leases                Leases
        -------------------------                           ------                ------
        2002                                              $  350,591           $  959,515
        2003                                                 341,011              959,647
        2004                                                 341,011              913,377
        2005                                                     -                443,729
        2006                                                     -                445,697
        Thereafter                                               -              1,549,800
                                                          ----------           ----------
                 Total minimum lease payments              1,032,613            5,271,765
                                                                               ==========
        Less amounts representing interest (10.13%
        fixed interest rate)                                (186,503)
                                                          ----------
           Present value of net minimum lease payments       846,110
        Less current maturities                              272,671
                                                          ----------
        Capital lease obligations, net of current
        maturities                                        $  573,439
                                                          ==========


(13) Stock Options

     The Company has reserved 2,955,000 shares of common stock for grant under its qualified incentive stock option plan ("qualified plan"). The terms of these options provide that the options are exercisable at 33 percent per year and expire ten years after the date of grant. The qualified plan is administered by the Company's Board of Directors or a committee thereof. The qualified plan gives broad powers to the Board of Directors to administer and interpret the Plan, including the authority to select the individuals to be granted options and to prescribe the particular form and conditions of each option granted. All options are granted at an exercise price equal to the fair market value or 110 percent of the fair market value of the Company's common stock on the date of the grant. Awards may be granted pursuant to the qualified plan through November 22, 2004. The qualified plan may be terminated earlier by the Board of Directors at its sole discretion.

     The Company has reserved 225,000 shares under a plan to benefit the nonemployee directors under terms similar to the qualified plan ("directors nonqualified plan"). The terms of these options provide that the options are exercisable on the date of grant and expire ten years after the date of grant. The directors

                         PARAVANT INC. AND SUBSIDIARIES

                           September 30, 2001 and 2000



nonqualified plan provides that each nonemployee director be granted options to purchase 10,000 shares at the fair market value on the date of the director's election to the Board and on the date of each of the Board's annual meetings thereafter.

     On December 15, 1998, the Company granted special options to one nonemployee director ("1998 special option plan") exercisable for ten years from the date of issuance for the purchase of 11,000 shares at an exercise price of $2.125 per share, which was the market price of the Company's common stock on the date the grant. Although not issued under the existing directors' nonqualified plan, the 1998 special option plan is subject to terms substantially similar to those applicable to options granted under the directors' nonqualified plan. The 1998 special options are evidenced by a stock option agreement between the Company and the director.



     At September 30, 2001, there were 264,870 and 78,000 additional shares available for grant under the qualified plan and directors nonqualified plan, respectively. Using the Black Scholes option-pricing model, the per share weighted-average fair value of stock options granted during 2001 where exercise price equals the market price of the stock on the grant date was $2.06. During 2001, no options were granted where the exercise price did not equal the market price of the stock on the grant date. The per share weighted-average fair value of stock options granted during 2000 where exercise price equals the market price of the stock on the grant date was $2.06.



         The following weighted average assumptions were used:


                                                           2001        2000        1999
                                                           ----        ----        ----
Exercise price equal to market price on grant date
     Expected risk-free interest rate                       5.82%        6.33%       4.52%
     Expected life                                      7.0 years    7.2 years   7.1 years
     Expected volatility                                    76.3%        80.6%      116.3%
     Expected dividend yield                                 0.0%        0.00        0.00
Exercise  price  greater  than market  price on grant
date
     Expected risk-free interest rate                         --           --        4.49%
     Expected life                                            --           --    5.0 years
     Expected volatility                                      --           --       116.9%
     Expected dividend yield                                  --           --        0.00%

                         PARAVANT INC. AND SUBSIDIARIES

                           September 30, 2001 and 2000



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

                                                                            2001           2000           1999
                                                                            ----           ----           ----
        Net income                          As reported                    444,747       1,584,425      5,885,642
                                            Pro forma                      141,139       1,029,860      4,813,262
        Basic earnings per share            As reported                        .03            0.09           0.42
                                            Pro forma                          .01            0.06           0.34
        Diluted earnings per share          As reported                        .03            0.09           0.41
                                            Pro forma                          .01            0.06           0.33

     Stock option activity during the periods indicated is as follows:

                                                                                  Number of         Weighted-average
                                                                                   Shares            exercise price
                                                                                   ------            --------------
        Outstanding at September 30, 1998                                         1,386,543              $2.68
             Granted                                                                468,400               2.05
             Exercised                                                             (161,328)               .77
             Forfeited                                                              (11,600)              3.58
                                                                                  ---------
        Outstanding at September 30, 1999                                         1,682,015               2.68
                                                                                  =========
             Granted                                                                525,000               2.72
             Exercised                                                             (182,836)              1.43
             Forfeited                                                              (97,295)              3.77
                                                                                  ---------
        Outstanding at September 30, 2000                                         1,926,884              $2.75
                                                                                  =========
               Granted                                                              626,000               2.03
               Exercised                                                           (140,300)              1.30
                Forfeited                                                          (119,334)              2.78
                                                                                  ---------
        Outstanding at September 30, 2001                                         2,293,250              $2.63
                                                                                  =========              =====

         At September 30, 2001, the range of exercise prices and weighted-average remaining contractual lives of outstanding options was $.72 to $1.34 for 318,450 shares; $1.45 to $2.13 for 473,400 shares; $2.16 to $2.63 for
775,350 shares; $2.81 to $4.25 for 407,500 shares and $4.68 to $6.00 for 318,550 shares at 4.0 years, 7.9 years, 7.9 years, 7.5 years and 5.2 years, respectively.

     At September 30, 2001, 2000 and 1999, the number of options exercisable was 1,269,707, 1,109,935 and 914,190, respectively, and the weighted-average exercise price of those options was $2.63, $2.77 and $2.37, respectively.

     The Company has reserved 2,700,000 shares of common stock for issuance under awards pursuant to the Stock Incentive Plan approved by the shareholders at the March 2001 annual meeting.

                         PARAVANT INC. AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS -- (Continued)
                           September 30, 2001 and 2000



     Effective August 30, 2001, the Company issued 1,380,000 performance based stock options at exercise prices, which range between $3.50 and $4.50 per share, for which compensation expense will be measured as the difference between the fair value of our common stock, at the time the performance criteria is met and the external price and will be immediately recorded as compensation expense. These options are not included in the granted figures above as they are not exercisable unless the performance measures are met.

 (14) Warrants

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


(15) Income Taxes

     The components of income tax expense (benefit) for the years ended September 30, 2001, 2000 and 1999 are as follows:



                                                 Current           Deferred          Total
                                                 -------           --------          -----
        2001:
               Federal                          $  617,373          162,688        $  780,061
               State                                22,339           87,601           109,940
                                                -----------        --------        ----------
                                                $  639,712          250,289        $  890,001
                                                ==========         ========        ==========
        2000:
               Federal                          $2,064,915         (789,228)       $1,275,687
               State                               311,794         (124,935)          186,859
                                                ----------         --------        ----------
                                                $2,376,709         (914,163)       $1,462,546
                                                ==========         ========        ==========
        1999:
               Federal                          $4,119,391         (749,591)       $3,369,800
               State                               562,595         (138,437)          424,158
                                                ----------         --------        ----------
                                                $4,681,986         (888,028)       $3,793,958
                                                ==========         ========        ==========

                         PARAVANT INC. AND SUBSIDIARIES

                           September 30, 2001 and 2000


     Following is a reconciliation of the expected income tax expense computed by applying the U.S. federal income tax rate of 34% to income before income taxes and the actual income tax provision for the years ended September 30, 2001, 2000, and 1999:

                                                                         2001              2000               1999
                                                                         ----              ----               ----
        Computed "expected" tax expense                                $453,814         1,035,970          3,291,064
        Increase (decrease) in income taxes resulting
        from:
             State income taxes,  net of federal  income                 72,560           123,327            267,899
        tax benefit
             Nondeductible meals and entertainment                       16,732            11,922              9,311
        expense
             Research and experimentation credit                        (51,766)          (83,756)                 -
             Nondeductible goodwill                                     397,424           397,424            397,424
             Other, net                                                   1,237          (22,341)          (171,740)
                                                                          -----          --------          ---------
                                                                       $890,001         1,462,546          3,793,958
                                                                       ========         =========          =========


Deferred income taxes as of September 30, 2001 and 2000 reflect the impact of 'temporary differences' between amounts of assets and liabilities for financial statement purposes and such amounts as measured by tax laws. The temporary differences give rise to deferred tax assets and liabilities, which are summarized below as of September 30, 2001 and 2000:

                                                                         2001              2000
                                                                         ----              ----

        Deferred tax liabilities:
             Other                                                   $  (68,480)       $  (90,415)
                                                                     ----------        ----------
                 Total deferred tax liabilities                         (68,480)          (90,415)
                                                                     ----------        ----------

        Deferred tax assets:
             Inventory reserve                                          257,662           337,940
             Accrued deferred compensation                              469,954           604,965
             Accrued vacation and sick leave                             80,575            60,967
             Accrued incentive compensation                                 -             196,723
             Capitalized costs                                           64,848           152,529
             Intangible assets                                          517,582           306,138
             Accrued contract costs                                     417,555           240,277
             Other                                                       87,763           268,623
                                                                      ---------        ----------
                 Total deferred tax assets                            1,895,939         2,168,162
                                                                      ---------        ----------

                 Total net deferred tax assets                       $1,827,459         2,077,747
                                                                     ==========        ==========

     A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those

                         PARAVANT INC. AND SUBSIDIARIES

                           September 30, 2001 and 2000


temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of September 30, 2001,and 2000, no valuation allowance has been recognized in the accompanying consolidated financial statements for the deferred tax assets because the Company believes that sufficient future taxable income will be generated to fully utilize the benefits of these deductible amounts.


(16) Retirement Plans

     The Company has a defined contribution retirement plan covering substantially all employees who have completed 1,000 hours of service. Retirement plan expense was $433,355, $236,814, and $221,388 for the years ended September 30, 2001, 2000 and 1999, respectively.

     The Company has deferred compensation agreements with certain executives and key management employees. Under the provisions of the agreements, the Company funds a percentage of each participants salary, as determined by the Board of Directors, to an investment account which is used to purchase marketable securities. These investments are a general asset of the Company and as such are reported as trading securities in the accompanying financial statements. For the year ended September 30, 2001, 2000, and 1999, deferred compensation expense was 490,277, $559,975, and $291,763, respectively.


(17) Treasury Stock


     On November 2, 1999, the Board of Directors authorized the Company to repurchase up to 1,000,000 of its outstanding shares of common stock through November 2, 2000 for a maximum purchase price, including commissions, not to exceed $3,500,000 in the aggregate. This repurchase plan has been extended through November 2, 2002. During the year ended September 30, 2000, the Company repurchased 640,681 shares of its common stock for a total cost of $1,815,202 at an average purchase price of $2.83 per share. During the year ended September 30, 2001, the Company repurchased an additional 19,000 shares of its common stock for a total cost of $22,906 at an average purchase price of $1.21.


(18) Non-recurring expense


     The Company incurred costs related to the renegotiation of certain employment contracts and separation agreements as a result of management changes during the year ended September 30, 2000. The costs were of a non-recurring nature and thus have been reported as a non-recurring expense separate from recurring operating costs on the accompanying 2000 consolidated statement of operations. All amounts accrued have been paid in full.


(19) Contingencies

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

                         PARAVANT INC. AND SUBSIDIARIES

                           September 30, 2001 and 2000


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

     The Company has an incentive program for its employees, whereby employees are entitled to bonuses, which are calculated based on the performance of the Company, as defined in the incentive program agreement.

(20) Concentration of Credit Risk

     The Company has a high concentration of sales to a few customers who accounted for 68%, 70% and 82% of revenues for the years ended September 30, 2001, 2000 and 1999, respectively. A summary of sales, accounts receivable and costs in excess of billings for customers that exceed 10% of sales, accounts receivable or costs in excess of billings as of or for the years ended September 30, 2001, 2000 and 1999 are as follows:


                               2001                    2000                              1999

                                        %                      %                        %
                          Sales       Total       Sales      Total       Sales       Total
     Customer A        $20,215,581       39%   $11,929,135      30%   $       -          0%

     Customer B          6,726,423       13%     6,183,349      15%     3,224,160        8%

     Customer C          3,659,154        7%        41,222      10%    17,542,370       41%

     Customer D          2,642,478        5%     4,137,329      10%     6,037,930       14%

     Customer E              -            0%     2,003,240       5%     3,197,064        8%

     Customer F          2,070,105        4%             -       0%     4,499,924       11%



                        Accounts                Accounts               Accounts
                                          %                      %                       %
                       Receivable     Total    Receivable    Total    Receivable     Total
     Customer A         $2,812,126       29%    $2,584,598      28%             -        0%

     Customer B          2,444,763       25%       796,574       9%     1,156,300       13%

     Customer C            622,176        6%       300,000       3%     1,911,436       21%

     Customer D                  -        0%       573,837       6%     3,028,160       33%

     Customer E                  -        0%       987,949      11%     1,777,404       19%

     Customer F            455,554        5%             -       0%       176,726        2%

                         PARAVANT INC. AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS -- (Continued)
                           September 30, 2001 and 2000


                           2001                           2000                              1999
                  ---------------------------------------------------------------------------------------------------
                          Cost            %       Cost           %        Cost           %
                         Billings     Total      Billings    Total      Billings     Total
                  ---------------------------------------------------------------------------------------------------
     Customer A         $3,984,187       66%    $5,375,724      67%   $         -       0%

     Customer B                           0%       232,716       3%       118,851        2%

     Customer C                           0%       705,766       9%     1,665,788       28%

     Customer D            115,727        2%       131,503       2%       247,970        4%

     Customer E                           0%            -        0%                      0%

     Customer F            830,245       14%            -        0%                      0%


(21) Segment Data

         The Company operates in two segments, each of which are strategic businesses that are managed separately because each business develops, manufactures and sells distinct products and services. The segments and a description of their business is as follows: (i) tactical systems which includes two operating components, Paravant Computer Systems (PCS) and Engineering Development Laboratories (EDL). They design, manufacture, integrate and service products that are deployed into fixed wing and rotary aircraft . These products are used for diagnostic, communication, navigation, and flight control purposes. Both PCS and EDL service customers in the U.S. and foreign military establishments, prime defense contractors and government agencies, (ii) intelligence systems which is comprised of three operating components Signal Technology Laboratories (STL), Triplex Systems Corporation (TPX) and Catalina Research Incorporated (CRI). These operating components design, manufacture and service high speed signal processing products that are utilized and integrated primarily by the U.S. intelligence agencies. They are sometimes sold directly or through prime defense contractors. These products are used to monitor, route, enhance, process, store, and archive various electronic signals.

The Company evaluates performance of and allocates resources to the segments. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies.


                                    Tactical       Intelligence
                                    Systems          Systems         Medical        Corporate          Total
     Fiscal Year 2001:
     External revenues             $30,517,866      $20,328,727     $992,000       $         -      $51,838,593

     Operating income               $2,950,713       $1,824,051            -       ($1,400,601)      $3,374,163

     Total assets                  $41,255,017      $17,259,326            -        $3,360,883      $61,875,226

                         PARAVANT INC. AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS -- (Continued)
                           September 30, 2001 and 2000


                                    Tactical       Intelligence
                                    Systems          Systems         Medical        Corporate          Total
     Fiscal Year 2000:
     External revenues             $24,428,547      $13,921,380    $2,059,641                -      $40,409,568

     Operating income               $1,171,084       $4,746,640             -      ($2,530,794)      $3,386,930

     Total assets                  $49,090,082      $16,030,171      $985,400       $1,414,778      $67,520,431


                                    Tactical       Intelligence
                                    Systems          Systems         Medical        Corporate          Total
     Fiscal Year 1999:
     External revenues             $13,347,872      $24,816,017    $4,115,589                -      $42,279,478

     Operating income              ($1,837,406)     $13,266,360      $515,930      ($1,707,858)     $10,237,026

     Total assets                  $31,365,865       $7,840,319    $1,664,568       $2,102,061      $42,972,813

(22) Quarterly Financial Data (unaudited)

         The tables below summarize the Company's unaudited quarterly operating results for fiscal years 2001 and 2000. All data is in thousands except for per common share data.



                                                              Three Months Ended
                          --------------------------------------------------------------------------------------
                                 December 31,      March 31,      June 30,      September 30,      Fiscal Year
                                    2000              2001          2001             2001              2001
                          --------------------------------------------------------------------------------------
         Revenues                  $12,620          $11,293       $12,221         $15,704           $51,838

         Net income                    445             (578)          166             412               445

         Net income per
           common share:

             Basic                   $0.03           ($0.03)        $0.01           $0.02             $0.03

             Diluted                 $0.03           ($0.03)        $0.01           $0.02             $0.03

                         PARAVANT INC. AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS -- (Continued)
                           September 30, 2001 and 2000





                                                              Three Months Ended
                          --------------------------------------------------------------------------------------
                                 December 31,      March 31,      June 30,      September 30,      Fiscal Year
                                    1999              2000          2000             2000              2000
                          --------------------------------------------------------------------------------------
         Revenues                       $7,705         $7,895        $8,067            $16,742          $40,409

         Net income                        626             60           237                662            1,585

         Net income per
           common share:

             Basic                       $0.04          $0.00         $0.01              $0.04            $0.09

             Diluted                     $0.04          $0.00         $0.01              $0.04            $0.09


     The Company has at times experienced fluctuations in its quarterly results due to both seasonal and non-seasonal factors inherent in its business. Production and delivery requirements pertaining to long-term contracts, as well as the level of research and development spending during any given quarter, fee recognition on development contracts in the early phases of contract performance where the financial risk is not entirely known until the contract is further along in the development cycle, the U.S. Government and the timing of contract awards. Management expects these fluctuations to continue into the future.

                         PARAVANT INC. AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS -- (Continued)
                           September 30, 2001 and 2000



                 Schedule II. Valuation and Qualifying Accounts
                 Years ended September 30, 1999, 2000, and 2001

                                              Balance                                                                Balance
                                            at Beginning    Charged to Costs        Charged to                       at End
                                              of Year         and Expenses        Other Accounts     Deductions      of Year
                                              -------         ------------        --------------     ----------      -------
Allowance for Inventory Obsolescence

         Year ended September 30, 1999        $429,000            -                     -            $(17,007)      $411,993

         Year ended September 30, 2000        $411,993         $229,838                 -                 -          641,831

         Year ended September 30, 2001        $641,831         $ 27,500                 -            $(35,164)       634,167



                                              Balance                                                                Balance
                                            at Beginning    Charged to Costs        Charged to                       at End
                                              of Year         and Expenses        Other Accounts     Deductions      of Year
                                              -------         ------------        --------------     ----------      -------
Provision for Future Losses on Uncompleted Contracts

         Year ended September 30, 1999       $     -               -                 $150,000            -           $150,000

         Year ended September 30, 2000       $150,000              -                 $507,909            -           $657,909

         Year ended September 30, 2001       $657,909              -                $(169,148)           -           $488,761