Form 10-Q
period 2001-12-31
PARAVANT INC
filed 2002-02-14
CIK 944405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2001

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____ to ____
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

On February 12, 2002, there were 17,191,678 shares of the Registrant's common stock outstanding.

                                  PARAVANT INC.

                                      INDEX



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

Condensed Consolidated Balance Sheet - December 31, 2001 (Unaudited) and September 30, 2001.......................2

Condensed Consolidated Statements of Operations (Unaudited) for the three months ended December 31, 2001 and 2000......................................................................4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended December 31, 2001 and 2000 ............................................................................5

Notes to Condensed Consolidated Financial Statements (Unaudited)..................................................6

Item 2.  Management's Discussion and Analysis of Operations .....................................................12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .............................................15

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K........................................................................16

SIGNATURES.......................................................................................................16

                         PARAVANT INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                                     Assets
                                   (Unaudited)

                                                                      December 31,  September 30,
                                                                          2001           2001
                                                                          ----           ----
Current assets:
     Cash and cash equivalents                                        $      --     $     8,781
     Marketable securities                                                667,658       523,430
     Accounts receivable, net of allowance for doubtful accounts of
        $50,000 at December 31, 2001 and September 30, 2001             7,104,221     9,598,044
     Costs and estimated earnings in excess of billings on
         uncompleted contracts                                          6,736,605     6,000,520
     Inventories                                                        7,330,422     5,298,180
     Prepaid expenses                                                     337,224       349,218
       Deferred income taxes                                              357,520       357,520
                                                                      -----------   -----------

         Total current assets                                          22,533,650    22,135,693
                                                                      -----------   -----------

Note receivable- related party                                            215,684       215,684
Property, plant and equipment, net                                      9,511,350     9,759,957
Goodwill, net                                                          24,281,319    24,281,319
Intangible assets, net                                                  3,743,806     3,933,039
Other assets                                                              211,606        79,595
Deferred income taxes                                                   1,469,939     1,469,939
                                                                      -----------   -----------

         Total assets                                                 $61,967,354   $61,875,226
                                                                      ===========   ===========





See accompanying notes to condensed consolidated financial statements

                      Liabilities and Stockholders' Equity
                                   (Unaudited)

                                                                December 31,    September 30,
                                                                    2001            2001
                                                                    ----            ----
Current liabilities:
     Notes payable to related parties                        $    246,250    $    492,500
     Current maturities of long-term obligations                  148,728         152,735
     Current maturities of capital lease obligations              302,591         272,671
     Accounts payable                                           2,478,217       2,986,537
     Billings in excess of costs and estimated earnings on
         uncompleted contracts                                    841,274         333,850
     Provision for future losses on uncompleted contracts           5,079         488,761
     Income taxes payable                                         462,245         284,616
     Accrued commissions                                          132,176         184,189
     Accrued expenses                                           1,720,564       1,726,832
     Accrued incentive compensation                               106,748         718,111
     Deferred revenue                                             252,431          72,452
                                                             ------------    ------------

         Total current liabilities                              6,696,303       7,713,554
                                                             ------------    ------------

Long-term obligations, net of current maturities               21,093,678      20,492,530
Capital lease obligations, net of current maturities              492,718         573,439
Deferred compensation                                             708,975         607,208
                                                             ------------    ------------

         Total liabilities                                     28,991,674      29,386,731
                                                             ------------    ------------

Stockholders' equity:
     Preferred stock                                                 --              --
     Common stock                                                 268,670         267,845
     Additional paid-in capital                                22,217,091      22,210,229
       Other comprehensive loss                                  (164,385)       (307,436)
     Retained earnings                                         12,733,208      12,396,761
                                                             ------------    ------------
                                                               35,054,584      34,567,399

     Less treasury stock                                       (2,078,904)     (2,078,904)
                                                             ------------    ------------
         Total stockholders' equity                            32,975,680      32,488,495
                                                             ------------    ------------

Commitments and contingencies

         Total liabilities and stockholders' equity          $ 61,967,354    $ 61,875,226
                                                             ============    ============

                         PARAVANT INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
              For the three months ended December 31, 2001 and 2000
                                   (Unaudited)

                                                     2001            2000
                                                     ----            ----
Revenues                                         $  9,328,005    $ 12,620,319
                                                 ------------    ------------

Cost of revenues                                    4,857,255       7,100,649
Sales and marketing                                   447,369         627,195
Research, development and engineering               1,078,519       1,040,254
General and administrative                          1,975,590       1,481,466
Amortization of goodwill and intangible assets        190,982         949,618
                                                 ------------    ------------
     Total costs and expenses                       8,549,715      11,199,182
                                                 ------------    ------------

         Income from operations                       778,290       1,421,137

Other income (expense):
     Investment (expense) income                       68,825        (192,147)
     Interest expense                                (262,126)       (422,430)
     Other                                            (24,244)          2,635
                                                 ------------    ------------

         Income before income taxes                   560,745         809,195

Income tax expense                                    224,298         364,138
                                                 ------------    ------------

         Net income                              $    336,447    $    445,057
                                                 ============    ============

Basic earnings per share                         $        .02    $        .03
                                                 ============    ============


Diluted earnings per share                       $        .02    $        .03
                                                 ============    ============


Weighted average number of shares:
     Basic                                         17,117,600      17,073,921
                                                 ============    ============
     Diluted                                       17,528,502      17,388,785
                                                 ============    ============




See accompanying notes to condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
              For the three months ended December 31, 2001 and 2000

                                                                                    2001           2000
                                                                                    ----           ----
                                                                                        (Unaudited)
Net cash provided by operating activities:                                       $    91,864    $   766,734

Cash flows from investing activities:
     Purchases (sales) of marketable securities                                     (144,227)      (158,743)
     Acquisitions of property, plant and equipment                                  (264,194)      (799,500)
     Acquisition costs, net of cash acquired                                            --          (30,920)
                                                                                 -----------    -----------

                  Net cash used in investing activities                             (408,421)      (989,163)
                                                                                 -----------    -----------

Cash flows from financing activities:
     Proceeds (repayments) from note payable                                         (80,721)        40,564
     Proceeds from long-term obligations                                           2,400,470        478,496
     Repayments on long-term obligations                                          (2,049,581)      (246,520)
     Proceeds (repayments) on capital lease obligations                               29,920        (21,730)
     Proceeds from exercise of common stock options                                    7,688         19,528
                                                                                 -----------    -----------

                  Net cash provided by financing activities                          307,776        270,608
                                                                                 -----------    -----------

                  Net increase (decrease) in cash and cash equivalents                (8,781)        48,179

Cash and cash equivalents at beginning of the period                                   8,781        265,408
                                                                                 -----------    -----------

Cash and cash equivalents at end of the period                                   $      --      $   313,587
                                                                                 ===========    ===========

Supplemental disclosures of cash flow information:
         Cash paid during the period for:
         Interest                                                                $   339,862    $   473,952
                                                                                 ===========    ===========


         Income taxes                                                            $    46,673    $   492,277
                                                                                 ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           December 31, 2001 and 2000

(1)  Description of Business and Summary of Significant Accounting Policies

 (a) Basis of Presentation

         The accompanying unaudited Condensed Consolidated Financial Statements of Paravant Inc. and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its fiscal 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission, except for the adoption of the provisions of Statement of Financial Accounting Standards (SFAS) Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets (see Note 5 of Notes to Condensed Consolidated Financial Statements). In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of December 31, 2001, and the results of operations and cash flows for the three-month periods ending December 31, 2001 and 2000. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year.

         These condensed consolidated financial statements and footnotes should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 2001, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

         A reconciliation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share is as follows:

                                                                                 Three Months Ended
                                                                                    December 31
                                                                                 ------------------
        Basic:                                                                   2001          2000
                                                                                 ----          ----
     Weighted average number of common
         shares outstanding                                                   17,117,600   17,073,921
                                                                              ==========   ==========
Diluted:
     Weighted average number of common
         shares outstanding                                                   17,117,600   17,073,921
Dilutive stock options                                                           393,594      300,175
Dilutive warrants                                                                 17,308       14,689
                                                                              ----------   ----------

                                                                              17,528,502   17,388,785
                                                                              ==========   ==========

         Options and warrants to purchase 955,250 and 1,171,735 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2001 and 2000, respectively, because their exercise prices exceeded the average market price of outstanding common shares for the period.

 (c)  Accounting for Derivative Instrument and Hedging Activities

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133. SFAS No. 133 and SFAS No. 138 require that all derivatives instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivative financial instruments are either recognized periodically in income or Stockholder's Equity (as a component of other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. Changes in the fair value of derivative financial instruments not qualifying as SFAS No. 133 hedges are recognized in income. The Company adopted SFAS No. 133 and SFAS No. 138 effective October 1, 2000.

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

    To mitigate its interest rate exposure and to lock into fixed interest cash outflows, the Company entered into a 15-year interest rate swap with a notional amount of $3,560,000 to receive interest at a variable rate equal to LIBOR and to pay interest at a fixed rate of 7.85 percent. The combination of the swap and the debt obligation results in a net cash outflow equal to 7.85 percent. Repricing dates of the swap match those of the mortgage note. The fixed rate of 7.85% will remain the same throughout the swap transaction and the variable rate is LIBOR. The Company has evaluated the terms and conditions of the swap and determined the instrument qualifies as a hedge pursuant to SFAS No. 133. Accordingly, the fair value of the swap, a loss of $164,385 is included in other comprehensive loss in the accompanying December 31, 2001 balance sheet.


(2) Contracts

         Contracts in progress and advance billings on such contracts consist of the following:

                                          December 31,  September 31,
                                              2001          2001
                                              ----          ----
Costs incurred on uncompleted contracts   $33,709,338    31,992,850
Estimated earnings thereon                  7,109,732     5,895,517
                                          -----------   -----------
                                           40,819,070    37,888,367
Billings to date                           34,928,818    32,710,458
                                          -----------   -----------
                                          $ 5,890,252     5,177,909
                                          ===========   ===========

         The above amount is included in the accompanying condensed consolidated balance sheet under the following captions:

                                                        December 31,   September 30,
                                                           2001            2001
                                                           ----            ----
Costs and estimated earnings in excess of billings on
     uncompleted contracts                              $ 6,736,605      6,000,520
Billings in excess of costs and estimated earnings
     on uncompleted contracts                              (841,274)      (333,850)
Provision for future losses on uncompleted contracts         (5,079)      (488,761)
                                                        -----------    -----------
                                                        $ 5,890,252      5,177,909
                                                        ===========    ===========

(3)  Inventories

     Inventories consist of:

                                    December 31,    September 30,
                                       2001            2001
                                       ----            ----
Raw materials                      $ 5,879,523      4,066,634
Work in process                        886,027        795,520
Finished goods                       1,199,039      1,070,193
                                   -----------    -----------
                                     7,964,589      5,932,347
Provision for obsolete inventory      (634,167)      (634,167)
                                   -----------    -----------
                                   $ 7,330,422      5,298,180
                                   ===========    ===========

General and administrative costs included in work in process finished goods inventory were approximately $142,000 and $75,000 at December 31, 2001 and September 30, 2001, respectively.

(4) Property, plant, and equipment

Property, plant and equipment consists of:

                                                   December 31,    September 30,
                                                      2001             2001
                                                      ----             ----
Land                                             $    420,330         420,330
Building                                            4,505,675       4,505,675
Office equipment                                    5,081,154       4,974,116
Factory equipment                                   1,708,246       1,340,842
Leasehold improvements                                210,901         195,185
Vehicles                                                 --            88,230
Demonstration pool and custom molds                 2,313,813       2,654,493
                                                 ------------    ------------
                                                   14,240,119      14,178,871
Less accumulated depreciation and amortization     (4,728,769)     (4,418,914)
                                                 ------------    ------------
                                                 $  9,511,350       9,759,957
                                                 ============    ============

(5) Goodwill and Intangible Assets

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 141 and 142 (SFAS 141 and SFAS 142), Business Combinations and Goodwill and Other Intangible Assets, respectively. SFAS 141 replaces APB 16 and requires the use of the purchase method for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets, noting that any purchase price allocated to an assembled workforce may not be accounted for separately, and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.

      The Company elected to adopt the provisions of SFAS 141 and 142 as of October 1, 2001. The Company has identified reporting units to be its operating segments and has determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of October 1, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased. In connection with the adoption of SFAS 142, the Company will be required to perform a transitional goodwill impairment assessment within six months of adoption, as well as an annual impairment test. The Company has completed a preliminary transitional analysis to determine the impact. Based on the preliminary analysis, the Company does not believe that there will be an impairment charge relating to goodwill or intangible assets. The annual impairment test will be performed in the fourth quarter of each fiscal year, after completion of the Company's annual plan.

      Goodwill represents the excess of cost over the net tangible and identifiable and identifiable intangible assets of the Company's wholly owned subsidiaries. Goodwill by segment at December 31, 2001, consists of:

                              Tactical Systems  Intelligence Systems
Goodwill                        $ 11,688,953       $ 18,679,449
Less accumulated amortization     (3,499,600)        (2,587,483)
                                ------------       ------------
                                   8,189,353         16,091,966
                                ============       ============

      Intangible assets consist of exclusive rights to a printed circuit board, and non-compete agreements. All intangible assets are being amortized over their estimated useful lives, as indicated below. Intangible assets consist of:

                                          December 31,   September 30,
                                             2001            2001
                                             ----            ----
Non-compete agreements (3-8 1/2 Years)   $ 6,067,520      6,067,520
License rights (5 Years)                     295,000        295,000
                                         -----------    -----------
                                           6,362,520      6,362,520
Less accumulated amortization             (2,618,714)    (2,429,211)
                                         -----------    -----------
                                         $ 3,743,806      3,933,309
                                         ===========    ===========

The aggregate acquired intangible amortization expense for the period ended December 31, 2001 was approximately $191,000. The estimated acquired amortization expense for the fiscal year ending September 30, 2002 is $750,000. Estimated acquired amortization expense for each of the four fiscal years ending September 30, 2006 is $700,000.

The following pro-forma information reconciles the net earnings reported for the period ended December 31, 2001 and December 30, 2000 to adjusted net earnings reflecting the adoption of SFAS 142:


                                                   (In Thousands)
                                            Three Months Ended December 31,
                                                2001                2000
                                                ----                ----
      Reported net earnings                      $     337           $     445
      Add back:
      Goodwill amortization
        net of tax benefit of $297                -                        470

                                          -----------------    ----------------
      Adjusted net earnings                            337                 915
                                          =================    ================


      Basic and diluted earnings per
           share:                                $    0.02          $     0.03
      Add back:
      Goodwill amortization
        net of tax benefit of $.02 per
           share                                  -                       0.03
                                          -----------------    ----------------
      Adjusted earnings per share                     0.02                0.06
                                          =================    ================

(6)  Comprehensive Earnings

                                             December 31,   December 31,
                                                2001            2000
                                                ----            ----
Net earnings                                  $ 336,447        445,057
Other comprehensive gains (losses):
Cumulative adjustment at September 30, 2001    (307,436)          --
Unrealized gains arising during period          143,051           --
                                              ---------      ---------
Comprehensive earnings                          172,062        445,057
                                              =========      =========






(6) Segment and Related Information

      The Company operates in two segments, each of which are strategic businesses that are managed separately because each business develops, manufactures and sells distinct products and services. The segments and a description of their business is as follows:

     (i) tactical systems which includes two operating components, Paravant Computer Systems (PCS) and Engineering Development Laboratories (EDL). They design, manufacture, integrate and service products that are deployed into fixed wing and rotary aircraft . These products are used for diagnostic, communication, navigation, and flight control purposes. Both PCS and EDL service customers in the U.S. and foreign military establishments, prime defense contractors and government agencies, and

     (ii) intelligence systems which is comprised of three operating components Signal Technology Laboratories (STL), Triplex Systems Corporation
          (TPX) and Catalina Research Incorporated (CRI). These operating components design, manufacture and service high speed signal processing products that are utilized and integrated primarily by the U.S. intelligence agencies. They are sometimes sold directly or through prime defense contractors. These products are used to monitor, route, enhance, process, store, and archive various electronic signals.


The Company evaluates performance of and allocates resources to the segments. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies.

                           Tactical   Intelligence
                           Systems       Systems       Corporate         Total
                           -------       -------       ---------         -----
Three Months ended
December 31, 2001:
------------------
External revenues       $  4,658,705   $  4,669,300   $       --     $  9,328,005
Operating income             478,335        824,727       (524,772)       778,290
Total assets              31,072,122     27,477,960      3,417,017     61,967,099


                           Tactical   Intelligence
                           Systems       Systems       Corporate         Total
                           -------       -------       ---------         -----
Three Months ended
December 31, 2000:
------------------
External revenues        $ 8,328,942    $ 4,291,377          --      $12,620,319
Operating income             870,095        680,484      (129,442)     1,421,137
Total assets              34,692,264     28,859,348       347,372     63,898,984



         For the three months, approximately 98% in both 2001 and 2000 of the Company's revenues are derived from domestic customers. The Company attributes revenues to countries based upon where the customers' assets are located. All of the Company's assets are located domestically.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations

Three Months ended December 31, 2001 vs December 31, 2000

     Revenues for the three months ended December 31, 2001 were $9,328,005, a decrease of $3,292,314 or 26% from revenues of $12,620,319 for the three months ended December 31, 2000. Revenues from the Company's Tactical systems products decreased by $3,670,237 primarily due to a timing-related delay in the award of a second year option of a significant contract. Revenues from the Company's intelligence systems products increased by $377,923 primarily due to revenue from new product introductions.

     Cost of revenues was $4,857,255 in 2001, or 52% of revenues, compared to $7,100,649 or 56% of revenues in 2000, a decrease of $2,243,396. The decrease in cost of sales as a percentage of revenues was a result of a change in the sales mix, including a larger concentration of non-recurring engineering revenues that a have a lower cost associated with them.

     Sales and marketing expense of $447,369 in 2001 decreased by $179,826 or 29% from 2000 expense of $627,195. As a percentage of revenues, sales and marketing expense was approximately 5% in 2001 and 2000. The decrease in 2001 was a result of lower variable costs in sales and marketing.

     Research, development and engineering expense of $1,078,519 in 2001 increased by $38,265 or 4% from 2000 expense of $1,040,254 due to heightened activity in research in support of new products. As a percentage of revenues, research, development, and engineering expense was 12% in 2001 and 8% in 2000. The increase, as a percentage of sales, directly correlates to a lower amount of sales recorded in 2001.

     General and administrative expense of $1,975,590 in 2001 increased by $494,124 or 33% from 2000 expense of $1,481,466. As a percentage of revenues, general and administrative expense was 21% in 2001 compared to 12% in 2000. The increase in general and administrative expense was primarily attributed to increased employee related and facility costs.

     Amortization of goodwill and intangible assets was $190,982 in 2001 compared to $949,618 in 2000, a decrease of $758,636 or 80%. The decrease was attributable to the adoption of SFAS 142, whereas goodwill is no longer amortized.

     Income from operations was $778,290 in 2001 compared to of $1,421,137 in 2000, a decrease of $642,847. As a percentage of revenues, the income from operations decreased to 8% in 2001 from 11% in 2000. The reduction in income from operations resulted from decreased revenues, and higher general and administrative, offset by lower sales and marketing costs, and the cessation of amortization of goodwill related to the adoption of SFAS 142 on October 1, 2001.

     Investment income was $68,825 in 2001 compared to investment expense of $192,147 in 2000. The change was due primarily to unrealized gains on trading securities recorded in 2001 compared to unrealized losses on trading securities recorded in 2000.

     Interest expense was $262,126 in 2001 compared to $422,430 in 2000, a decrease of $160,304. This decrease was due to a decrease in interest rates associated with the National City credit line.

     As prescribed by FAS 109, Accounting for Income Taxes, the computation for the interim tax benefit reflects the anticipated effective tax rate for the entire fiscal year on expected pretax income. This computation has produced a tax expense of $224,298 in 2001, compared to tax expense of $364,138. The decrease of $139,840 of income tax expense was directly associated with the decrease in taxable income in 2001.

The Company's net income was $336,477 in 2001 compared to net income of $445,057 in 2000. Net income as a percentage of revenues was 4% in 2001 and 2000.




Liquidity and Capital Resources

     The Company has floating rate financing with National City Bank in an amount up to $23 million under a revolving line of credit with a maturity date of May 1, 2003, with an annual renewable term thereafter. Pursuant to the loan agreement, the rate of interest is to be determined at a rate equal to the Bank's prime rate, the federal funds or LIBOR rate plus a margin which ranges from 1.5% to 2% based on the debt to tangible net worth ratio at the beginning of the applicable LIBOR rate contract period. The Company may elect among the rates based upon conditions on the dates upon which funds are drawn. The line of credit is secured by a first security interest in accounts receivable, contract rights, inventory, equipment and other security reasonably requested by National City Bank. The loan agreement includes various loan covenants and restrictions with which the Company is in compliance. These include limits on the ability of the Company to pay cash dividends, undertake additional acquisitions, or otherwise limits on obligations undertaken by, or operations of, the Company. As of December 31, 2001, there were borrowings of $17,597,554 outstanding under this arrangement with the Bank. The available borrowings balance was $5,402,446 at December 31, 2001.

     In addition, the Company had subordinated notes, payable to each of the previous shareholders of EDL and STL, businesses acquired in October 1998, aggregating $246,250 as of December 31, 2001. These notes bore interest at 8%, and were payable in quarterly payments through January 1, 2002, at which time they were paid in full. These notes were subordinate to the rights of the Bank.

     During the year ended September 30, 2001, the Company completed the acquisition and renovation of an office and manufacturing facility in its PCS subsidiary in Palm Bay, Florida for a total cost of $4,926,004. The acquisition and subsequent renovations were financed by cash and a mortgage note payable to First Union National Bank ("First Union"). The mortgage note provided $3,560,000 at a variable interest rate equal to the one month LIBOR plus 1.65%. Effective April 1, 2001, the Company entered into an interest rate swap agreement to convert the interest rate to a fixed 7.85% per annum. At September 30, 2001, there were borrowings of $3,475,817 under the mortgage note payable. The impact of the fair value of the interest rate swap of $164,385 resulted in the total mortgage value of $3,640,102 at December 31, 2001. Interest on the mortgage note was payable monthly through December 2001, after which monthly principal and interest payments will be made through December 1, 2016.

     The Company's operating cash flow was $91,864 for the three months ended December 31, 2001, compared to $766,734 for the three months ended December 31, 2000.

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

     As of December 31, 2001, management believes inventory balances are not in excess of requirements for deliveries and normal minimum stocking levels.

     Generally, accounts receivable at the end of each quarter are collected within the following quarter. The Company's total outstanding accounts receivable balance was $7,154,221 at December 31, 2001. The Company has provided an allowance older balances of $50,000. This allowance is believed to be sufficient to address any uncollectible balances outstanding as of December 31, 2001.

     On June 3, 1998, the Company entered into a loan agreement with an officer and director of the Company. The note receivable of $215,685 bears interest at the rate of interest then applicable for borrowings by the Company under the Company's then-existing line of credit or other primary lending arrangement with its primary lender, with interest payable annually, and matures on June 3, 2003.

     As of December 31, 2001 and 2000, the Company's backlog was approximately $25.4 million and $29.3 million, respectively, consisting of firm fixed price purchase orders. All of these purchase orders are expected to generate profits within the Company's historical levels. The Company believes that the completion of the orders comprising its backlog, and any new orders which may be accepted by the Company in the future, should not result in additional liquidity pressures that cannot be addressed in a manner consistent with the Company's past practices. The Company currently expects to manufacture and deliver substantially all of the products in backlog within the next 12 months. In addition to the firm fixed price orders, the Company has $7.2 million in unfunded, deliverables from an IDIQ contract. This additional $7.2 million of products in backlog will be completed over the next 30 months.


     On November 2, 1999, the Board of Directors authorized the Company to repurchase up to 1,000,000 of its outstanding shares of common stock within the twelve-month period following such date for a maximum purchase price, including commissions, not to exceed $3,500,000 in the aggregate. The Board has extended the repurchase program through November 2, 2002. No repurchases were made during the three months ended December 31, 2001. Since the inception of the program, the Company has repurchased 659,681 shares of its common stock for a total cost of $1,838,108 at an average purchase price of $2.79 per share.

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

New Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value on an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Since the requirement if to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Enterprises are required to adopt SFAS 143 for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating this Statement and the effect it will have on our consolidated financial statements and current impairment policy.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121 but retains its fundamental provisions for (a) recognition/ measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes accounting/ reporting provisions of APB Opinion No. 30 for segments of a business to be disposed of but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective for us on October 1, 2002. We are currently evaluating the impact of this new standard.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      The Company is subject to market risk from exposure to changes in interest rates based on its financing activities. The principal credit facility is a $23 million revolving credit facility with variable interest rates ranging from 1.5% to 2.0% over the Fed Funds rate on the balance up to the $23 million facility cap. At December 31, 2001, borrowings under the agreement were $17.6 million. A 50 basis point increase in interest rates with an annual outstanding balance of $17.6 million would result in increased annual interest expense of $88,000. The Company does not expect changes in interest rates to have a material effect on income or cash flows during fiscal year 2002, although there can be no assurances that interest rates will not significantly change.




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


10.50    Richard P. McNeight employment agreement, dated January 14, 2002.

11 Statement re: computation of per share earnings (not required because the relevant computation can be clearly determined from material contained in the financial statements).



     (b) Reports on Form 8-K:

         The Registrant filed no reports on Form 8-K during the quarter ended December 31, 2001.










                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    PARAVANT INC.

                    By                /s/ John C. Zisko
                      .........................................................
                                        John C. Zisko,
                    Vice President, Treasurer and Chief Financial Officer
                    (as both a duly authorized officer of Registrant
                    and as principal financial officer of Registrant)

Date:  February 14, 2002