Form 10-Q
period 2002-03-31
PARAVANT INC
filed 2002-05-15
CIK 944405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

On May 10, 2002, there were 17,278,096 shares of the Registrant's common stock outstanding.

                                  PARAVANT INC.

                                      INDEX



 PART I - FINANCIAL INFORMATION
 Item 1.  Financial Statements:

Condensed Consolidated Balance Sheet - March 31, 2002 (Unaudited) and September 30, 2001........................2

Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2002 and 2001.......................................................................4

Condensed Consolidated Statements of Operations (Unaudited) for the six
     months ended March 31, 2002 and 2001.......................................................................5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended March 31, 2002 and 2001............................................................................. 6

Notes to Condensed Consolidated Financial Statements (Unaudited)................................................7

Item 2.  Management's Discussion and Analysis of Operations....................................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................20

PART II - OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K......................................................................20

SIGNATURES ....................................................................................................21


                         PARAVANT INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                                     Assets
                                   (Unaudited)
                                                                           March 31,      September 30,
                                                                             2002             2001
                                                                             ----             ----

Current assets:
     Cash and cash equivalents                                           $    85,803      $     8,781
     Marketable securities                                                   721,296          523,430
     Accounts receivable, net of allowance for doubtful accounts of
        $50,000 at March 31, 2002 and September 30, 2001                  13,699,589        9,598,044
     Costs and estimated earnings in excess of billings on
         uncompleted contracts                                             4,520,439        6,000,520
     Inventories                                                           6,832,476        5,298,180
     Prepaid expenses                                                        276,792          349,218
     Deferred income taxes                                                   357,520          357,520
                                                                         -----------      -----------
         Total current assets                                             26,493,915       22,135,693
                                                                         -----------      -----------

Note receivable- related party                                               215,684          215,684
Property, plant and equipment, net                                         9,255,727        9,759,957
Goodwill, net                                                             24,281,319       24,281,319
Intangible assets, net                                                     3,554,573        3,933,039
Other assets                                                                  64,868           79,595
Deferred income taxes                                                      1,469,939        1,469,939
                                                                         -----------      -----------



         Total assets                                                    $65,336,025      $61,875,226
                                                                         ===========      ===========




See accompanying notes to condensed consolidated financial statements.

                      Liabilities and Stockholders' Equity
                                   (Unaudited)

                                                                 March 31,          September 30,
                                                                   2002                 2001
                                                                   ----                 ----
Current liabilities:
     Notes payable to related parties                           $       -              $492,500
     Current maturities of long-term obligations                     233,887            152,735
     Current maturities of capital lease obligations                 280,654            272,671
     Accounts payable                                              2,459,185          2,986,537
     Billings in excess of costs and estimated earnings on
         uncompleted contracts                                     1,941,318            333,850
     Provision for future losses on uncompleted contracts              5,710            488,761
     Income taxes payable                                            540,286            284,616

     Accrued commissions                                               8,468            184,189
     Accrued expenses                                              1,630,293          1,726,832
     Accrued incentive compensation                                  267,680            718,411
     Deferred revenue                                                441,107             72,452
                                                                 -----------        -----------

         Total current liabilities                                 7,808,588          7,713,554
                                                                 -----------        -----------

Long-term obligations, net of current maturities                  22,228,004         20,492,530
Capital lease obligations, net of current maturities                 448,056            573,439
Deferred compensation                                                791,408            607,208
                                                                 -----------        -----------

         Total liabilities                                        31,276,056         29,386,731
                                                                 -----------        -----------

Stockholders' equity:
     Preferred stock                                                    -                 -
     Common stock                                                    269,590            267,845
     Additional paid-in capital                                   22,373,930         22,210,229
     Other comprehensive loss                                       (110,887)
                                                                                       (307,436)
     Retained earnings                                            13,606,240         12,396,761
                                                                 -----------        -----------
                                                                  36,138,873         34,567,399

     Less treasury stock                                          (2,078,904)        (2,078,904)
                                                                 -----------        -----------
         Total stockholders' equity                               34,059,969         32,488,495
                                                                 -----------        -----------

Commitments and contingencies

         Total liabilities and stockholders' equity              $65,336,025        $61,875,226
                                                                 ===========        ===========


                         PARAVANT INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
               For the three months ended March 31, 2002 and 2001
                                   (Unaudited)


                                                         2002               2001
                                                         ----               ----

Revenues                                             $15,238,106        $11,293,216
                                                     -----------        -----------

Cost of revenues                                       9,081,031          7,384,622
Sales and marketing                                      933,494            739,393
Research, development and engineering                    961,190            874,396
General and administrative                             2,333,012          1,893,418
Amortization of goodwill and intangible assets           190,982            950,051
                                                     -----------        -----------
     Total costs and expenses                         13,499,709         11,841,880
                                                     -----------        -----------

         Income (loss) from operations                 1,738,397           (548,664)

Other income (expense):
     Investment expense                                  (28,155)          (164,610)
     Interest expense                                   (265,793)          (523,705)
     Other                                                11,035              2,363
                                                     -----------        -----------

         Income (loss) before income taxes             1,455,484         (1,234,616)

Income tax expense (benefit)                             582,194           (657,105)
                                                     -----------        -----------

         Net income  (loss)                          $   873,290        $  (577,511)
                                                     ===========        ===========

Basic earnings (loss) per share                      $       .05        $      (.03)
                                                     ===========        ===========

Diluted earnings (loss) per share                    $       .05        $      (.03)
                                                     ===========        ===========

Weighted average number of shares:
     Basic                                            17,200,667         17,122,305
                                                     ===========        ===========
     Diluted                                          17,734,804         17,122,305
                                                     ===========        ===========



See accompanying notes to unaudited condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                For the six months ended March 31, 2002 and 2001
                                   (Unaudited)


                                                         2002               2001
                                                         ----               ----

Revenues                                             $24,566,111        $23,913,535
                                                     -----------        -----------

Cost of revenues                                      13,944,396         14,485,272
Sales and marketing                                    1,380,860          1,366,316
Research, development and engineering                  2,039,710          1,914,650
General and administrative                             4,304,232          3,374,884
Amortization of goodwill and intangible assets           380,216          1,899,668
                                                     -----------        -----------
     Total costs and expenses                         22,049,414         23,040,790
                                                     -----------        -----------

         Income from operations                        2,516,697            872,745

Other income (expense):
     Investment (expense) income                          40,669           (356,757)
     Interest expense                                   (527,919)          (946,135)
     Other                                               (13,209)             4,998
                                                     -----------        -----------

         Income (loss) before income taxes             2,016,238           (425,149)

Income tax expense (benefit)                             806,495           (292,844)
                                                     -----------        -----------

         Net income (loss)                           $ 1,209,743        $  (132,305)
                                                     ===========        ===========

Basic earnings (loss) per share                      $       .07        $      (.01)
                                                     ===========        ===========

Diluted earnings (loss) per share                    $       .07        $      (.01)
                                                     ===========        ===========

Weighted average number of shares:
     Basic                                            17,158,677         17,097,847
                                                      ==========         ==========
     Diluted                                          17,613,606         17,097,847
                                                      ==========         ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                For the six months ended March 31, 2002 and 2001


                                                                                        2002               2001
                                                                                        ----               ----
                                                                                              (Unaudited)

Net cash used in operating activities:                                                 $(894,118)       $(1,276,156)

Cash flows from investing activities:
     Purchases (sales) of marketable securities                                         (197,865)            68,762
     Acquisitions  of property, plant and equipment                                     (203,166)        (2,522,942)
     Acquisition costs, net of cash acquired                                                -               (45,700)
                                                                                      ----------        -----------

                  Net cash used in investing activities                                 (401,031)        (2,499,880)
                                                                                      ----------        -----------

Cash flows from financing activities:
     Proceeds (repayments) from note payable                                            (125,384)            81,676
     Proceeds from long-term obligations                                               8,812,704         17,490,092
     Repayments on long-term obligations                                              (7,488,578)       (13,780,878)
     Proceeds (repayments) on capital lease obligations                                    7,983            (52,163)
     Proceeds from exercise of common stock options                                      165,446             49,928
                                                                                      ----------        -----------

                  Net cash provided by financing activities                            1,372,171          3,788,655
                                                                                      ----------        -----------

                  Net increase in cash and cash equivalents                               77,022             12,619

Cash and cash equivalents at beginning of the period                                       8,781            265,408
                                                                                      ----------        -----------

Cash and cash equivalents at end of the period                                        $   85,803        $   278,027
                                                                                      ==========        ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
         Interest                                                                     $  795,970        $   896,180
                                                                                      ==========        ===========


         Income taxes                                                                 $  456,436        $ 1,372,711
                                                                                      ==========        ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements
                             March 31, 2002 and 2001

(1) Description of Business and Summary of Significant Accounting Policies

(a) Basis of Presentation

         The accompanying unaudited Condensed Consolidated Financial Statements of Paravant Inc. and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its fiscal 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission, except for the adoption of the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (see Note 5 of Notes to Condensed Consolidated Financial Statements). In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of March 31, 2002, and the results of operations for the three and six month periods ending March 31, 2002 and 2001, and the cash flows for the six month periods ending March 31, 2002 and 2001. The results of operations for the three and six months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

         These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 2001, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

(b) Basic and Diluted Earnings Per Share

         Basic earnings per share have been computed by dividing net income
    (loss) by the weighted average number of common shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding.

         A reconciliation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share is as follows:



                                                                                    Three Months Ended
                                                                                    ------------------
                                                                                        March 31
                                                                                        --------

        Basic:                                                               2002                        2001
                                                                             ----                        ----
             Weighted average number of common
                 shares outstanding                                      17,200,667                   17,122,305
                                                                         ==========                   ==========
        Diluted:
             Weighted average number of common
                 shares outstanding                                      17,200,667                   17,122,305
        Dilutive stock options                                              506,671                        -
        Dilutive warrants                                                    27,466                        -
                                                                         ----------                   ----------
                                                                         17,734,804                   17,122,305
                                                                         ==========                   ==========



                                                                                     Six Months Ended
                                                                                     ----------------
                                                                                        March 31
                                                                                        --------

        Basic:                                                             2002                          2001
                                                                           ----                          ----
             Weighted average number of common
                 shares outstanding                                      17,158,677                   17,097,847
                                                                         ==========                   ==========
        Diluted:
             Weighted average number of common
                 shares outstanding                                      17,158,677                   17,097,847
        Dilutive stock options                                              434,194                       -
        Dilutive warrants                                                    20,735                       -
                                                                         ----------                   ----------
                                                                         17,613,606                   17,097,847
                                                                         ==========                   ==========


         Options and warrants to purchase 710,800 and 2,055,273 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2002 and 2001, respectively, because their exercise prices exceeded the average market price of outstanding common shares for the period. Options and warrants to purchase 875,800 and 1,718,710 shares of common stock were excluded from the calculation of diluted earnings per share for the six months ended March 31, 2002 and 2001, respectively, because their exercise prices exceeded the average market price of common shares for the period.

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

    To mitigate its interest rate exposure and to lock into fixed interest cash outflows, the Company entered into a 15-year interest rate swap with a notional amount of $3,560,000 to receive interest at a variable rate equal to LIBOR and to pay interest at a fixed rate of 7.85 percent. The combination of the swap and the debt obligation results in a net cash outflow equal to 7.85 percent. Repricing dates of the swap match those of the mortgage note. The fixed rate of 7.85% will remain the same throughout the swap transaction and the variable rate is LIBOR. The Company has evaluated the terms and conditions of the swap and determined the instrument qualifies as a hedge pursuant to SFAS No. 133. Accordingly, the fair value of the swap, a loss of $110,887 is included in other comprehensive loss in the accompanying March 31, 2002 balance sheet.

(2) Contracts

         Contracts in progress and advance billings on such contracts consist of the following:


                                                                                 March 31,           September 31,
                                                                                   2002                  2001
                                                                                   ----                  ----
        Costs incurred on uncompleted contracts                                $14,091,007            31,992,850
        Estimated earnings thereon                                               2,923,695             5,895,517
                                                                               -----------            ----------
                                                                                17,014,702            37,888,367
        Billings to date                                                        14,441,291            32,710,458
                                                                               -----------            ----------
                                                                               $ 2,573,411             5,177,909
                                                                               ===========            ==========


         The above amount is included in the accompanying unaudited condensed consolidated balance sheet under the following captions:


                                                                                 March 31,           September 30,
                                                                                   2002                  2001
                                                                                   ----                  ----
        Costs and estimated earnings in excess of billings on
             uncompleted contracts                                             $ 4,520,439             6,000,520
        Billings in excess of costs and estimated earnings
             on uncompleted contracts                                           (1,941,318)             (333,850)
        Provision for future losses on uncompleted contracts                        (5,710)             (488,761)
                                                                               -----------             ---------
                                                                               $ 2,573,411             5,177,909
                                                                               ===========             =========


(3)  Inventories

     Inventories consist of:

                                                                                 March 31,            September 30,
                                                                                   2002                   2001
                                                                                   ----                   ----
        Raw materials                                                           $4,270,452             4,066,634
        Work in process                                                          1,541,461               795,520
        Finished goods                                                           1,654,730             1,070,193
                                                                                ----------             ---------
                                                                                 7,466,643             5,932,347
        Provision for obsolete inventory                                          (634,167)             (634,167)
                                                                                ----------             ---------
                                                                                $6,832,476             5,298,180
                                                                                ==========             =========

     General and administrative costs included in work in process finished goods inventory were approximately $386,000 and $75,000 at March 31, 2002 and September 30, 2001, respectively.

(4) Property, plant, and equipment

Property, plant and equipment consists of:


                                                                                  March 31,           September 30,
                                                                                    2002                  2001
                                                                                    ----                  ----
        Land                                                                   $   420,330               420,330
        Building                                                                 4,505,675             4,505,675
        Office equipment                                                         5,149,430             4,974,116
        Factory equipment                                                        1,764,270             1,340,842
        Leasehold improvements                                                     222,297               195,185
        Vehicles                                                                         -                88,230
        Demonstration pool and custom molds                                      2,262,196             2,654,493
                                                                               -----------            ----------
                                                                                14,324,198            14,178,871
        Less accumulated depreciation and amortization                          (5,068,471)           (4,418,914)
                                                                               -----------            ----------
                                                                               $ 9,255,727             9,759,957
                                                                               ===========            ==========


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

    The Company elected to adopt the provisions of SFAS 141 and 142 as of October 1, 2001. The Company has identified reporting units to be its operating segments and has determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of October 1, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased. The Company has completed the transitional analysis to determine the impact. The Company has concluded that there will not be an impairment charge relating to goodwill or intangible assets. The annual impairment test will be performed in the fourth quarter of each fiscal year, after completion of the Company's annual plan.

    Goodwill represents the excess of cost over the net tangible and identifiable and identifiable intangible assets of the Company's wholly owned subsidiaries. Goodwill by segment at March 31, 2002, consists of:


                                                    Tactical Systems            Intelligence Systems
                                                    ----------------            --------------------
        Goodwill                                       $11,688,953                 $18,679,449
        Less accumulated amortization
                                                        (3,499,600)                 (2,587,483)
                                                       ------------                -----------

                                                         8,189,353                  16,091,966
                                                       ===========                 ============


    Intangible assets consist of exclusive rights to a printed circuit board, and non-compete agreements. All intangible assets are being amortized over their estimated useful lives, as indicated below. IIntangible assets consist of:


                                                               March 31,           September 30,
                                                                 2002                  2001
                                                                 ----                  ----
        Non-compete agreements (3-8 1/2 Years)                $6,067,520             6,067,520
        License rights (5 Years)                                 295,000               295,000
                                                              ----------            ----------
                                                               6,362,520             6,362,520
        Less accumulated amortization                         (2,807,947)           (2,429,211)
                                                              -----------           -----------
                                                              $3,554,573             3,933,309
                                                              ==========            ==========



The aggregate acquired intangible amortization expense for the period ended March 31, 2002 was approximately $382,000. The estimated acquired amortization expense for the fiscal year ending September 30, 2002 is $750,000. Estimated acquired amortization expense for each of the four fiscal years ending September 30, 2006 is $700,000.

The following pro-forma information reconciles the net earnings reported for the period ended March 31, 2002 and 2001, respectively, to adjusted net earnings reflecting the adoption of SFAS 142:


                                                                          (In Thousands)
                                                     Three months ended                       Six months ended
                                                         March 31                                March 31
                                                    2002        2001                        2002           2001
                                                    ----        ----                        ----           ----

          Reported net
             earnings (loss)                           873           (577)                    1,210           (132)

          Add back:
          Goodwill amortization
            net of tax expense of $482 and $697                       277                                      820

                                                  --------     -----------               ----------    ------------
          Adjusted net
            earnings (loss)                            873           (300)                    1,210            688
                                                  ========     ===========               ==========    ============


          Basic and diluted earnings
           (loss) per share:                          0.05          (0.03)                     0.07          (0.01)
          Add back:
          Goodwill amortization
            net of tax expense of $.03 and $.04
            per share, respectively                    -             0.01                       -             0.05

                                                  --------     -----------               ----------    ------------
          Adjusted basic and diluted earnings
               (loss) per share                       0.05          (0.02)                     0.07           0.04
                                                  ========     ===========               ==========    ============


(6) Comprehensive Earnings

        The components of comprehensive income (loss) for the six month periods ending March 31, 2002 and 2001 consisted of the following:


                                                                  March 31,           March 31,
                                                                    2002                2001
                                                                    ----                ----
        Net earnings (loss)                                      $1,209,743           (425,149)
        Other comprehensive gains (losses):
        Unrealized gains arising during period, net                 196,549                -
                                                                  ---------           --------
        Comprehensive earnings (loss)                             1,406,292           (425,149)
                                                                  =========           ========



(7) Segment and Related Information

    The Company operates in two segments, each of which are strategic businesses that are managed separately because each business develops, manufactures and sells distinct products and services. The segments and a description of their business are as follows:

          (i) tactical systems which includes two operating components, Paravant Computer Systems (PCS) and Engineering Development Laboratories (EDL). They design, manufacture, integrate and service products that are deployed into fixed wing and rotary aircraft. These products are used for diagnostic, communication, navigation, and flight control purposes. Both PCS and EDL service customers in the U.S. and foreign military establishments, prime defense contractors and government agencies, and

          (ii) intelligence systems which is comprised of three operating components Signal Technology Laboratories (STL), Triplex Systems Corporation (TPX) and Catalina Research Incorporated (CRI). These operating components design, manufacture and service high speed signal processing products that are utilized and integrated primarily by the U.S. intelligence agencies. They are sometimes sold directly or through prime defense contractors. These products are used to monitor, route, enhance, process, store, and archive various electronic signals.

The Company evaluates performance of and allocates resources to the segments. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies.


                                             Tactical     Intelligence
                                             Systems         Systems       Corporate          Total
                                             -------         -------       ---------          -----
            Six Months ended
             March 31,2002:
            External revenues               $15,313,625  $ 9,252,486     $     -         $24,566,111
            Operating income                  2,419,443    1,219,592      (1,122,338)      2,516,697
            Total assets                     33,933,208   28,334,896       3,077,921      65,336,025




                                             Tactical     Intelligence
                                             Systems         Systems       Corporate          Total
                                             -------         -------       ---------          -----
            Six Months ended
             March 31, 2001:
            External revenues               $16,191,821 $ 7,721,714               -      $23,913,535
            Operating income                  1,531,911     (94,724)        (564,442)         872,745
            Total assets                     32,781,986   30,565,891       2,244,846       65,592,723



         For the six months ended March 31, approximately 98% in 2002 and 97% in 2001 of the Company's revenues are derived from domestic customers. The Company attributes revenues to countries based upon where the customers' assets are located. All of the Company's assets are located domestically.



PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations

Three Months ended March 31, 2002 vs March 31, 2001

     Revenues for the three months ended March 31, 2002 were $15,238,106, an increase of $3,944,890 or 35% from revenues of $11,293,216 for the three months ended March 31, 2001. Revenues from the Company's tactical systems products increased by $2,792,041 primarily due to product sales servicing the C4 markets, as well as aircraft support. Revenues from the Company's intelligence systems products increased by $1,152,849 primarily due to revenue from increased demand for signal processing equipment and new product introductions.

     Cost of revenues was $9,081,031 in 2002, or 60% of revenues, compared to $7,384,622 or 65% of revenues in 2001, a decrease of $1,696,409. The decrease in cost of sales as a percentage of revenues was a result of a change in the sales mix towards products that have a lower cost associated with them.

     Sales and marketing expense of $933,494 in 2002 increased by $194,101 or 26% from 2001 expense of $739,393. As a percentage of revenues, sales and marketing expense was approximately 6% in 2002 and 7% in 2001. The increase of $194,101 in 2002 was a result of higher variable costs in sales and marketing. As a percentage of revenues, the decrease is directly associated with increased revenues in 2002.

     Research, development and engineering expense of $961,190 in 2002 increased by $86,794 or 10% from 2001 expense of $874,396 due to heightened activity in research in support of new products. As a percentage of revenues, research, development, and engineering expense was 6% in 2002 and 8% in 2001, which is directly associated with an increase in revenues in 2002.

     General and administrative expense of $2,333,012 in 2002 increased by $439,594 or 23% from 2001 expense of $1,893,418. As a percentage of revenues, general and administrative expense was 15% in 2002 compared to 17% in 2001. The increase of $439,594 in general and administrative expense was primarily attributed to increased employee-related and facility costs, even though as a percentage of revenues, the amount has decreased due to increased revenues in 2002.

     Amortization of goodwill and intangible assets was $190,982 in 2002 compared to $950,051 in 2001, a decrease of $759,069 or 80%. The decrease was attributable to the adoption of SFAS 142, whereas goodwill is no longer amortized.

     Income from operations was $1,738,397 in 2002 compared to a loss of $548,664 in 2001, an increase of $2,287,061. The increase in income from operations resulted mainly from increased revenue and lower cost of revenues, the cessation of amortization of goodwill related to the adoption of SFAS 142 on October 1, 2001, offset by higher selling and administrative costs.

     Investment expense was $28,155 in 2002 compared to $164,610 in 2001. The change was due primarily to smaller unrealized losses on trading securities recorded in 2002 compared to unrealized losses on trading securities recorded in 2001 directly associated with a lower portfolio of trading securities held in 2002.

     Interest expense was $265,793 in 2002 compared to $523,705 in 2001, a decrease of $257,912. This decrease was due to a decrease in interest rates associated with the National City credit line, coupled with a decreased average outstanding credit balance in 2002.

     As prescribed by FAS 109, Accounting for Income Taxes, the computation for the interim tax expense (benefit) reflects the anticipated effective tax rate for the entire fiscal year on expected pretax income. This computation has produced a tax expense of $582,194 in 2002, compared to a tax benefit of $657,105. The increase of $1,239,299 of income tax expense was directly associated with taxable income in 2002, compared to a loss in 2001.

     The Company's net income was $873,290 in 2002 compared to a net loss of $577,511 in 2001. Net income as a percentage of revenues was 6% in 2002, compared to a net loss as a percentage of revenues of 6% in 2001. The increase in net income resulted primarily from increased revenue and increased operating income from both the tactical and intelligence systems' segments, offset by lower amortization costs and interest costs, in addition to the factors noted above.

Six Months ended March 31, 2002 vs March 31, 2001.

     Revenues for the six months ended March 31, 2002 were $24,566,111, an increase of $652,576 or 3% from revenues of $23,913,535 for the six months ended March 31, 2001. Revenues from the Company's tactical systems products decreased by $878,196, primarily due to a decrease of revenue recognized under a significant firm fixed price contract with annual award options with a prime contractor for the U.S. Army due to the delay of approval of the Defense Appropriations bill. The timing-related delay of the award of this significant contract was offset by substantially increased revenues in C4 and aircraft support products. Revenues from the Company's intelligence systems products increased by $1,530,772 primarily due to revenue from increased demand for signal processing equipment and new product introductions.

     Cost of revenues was $13,944,396 in 2002, or 57% of revenues, compared to $14,485,273 or 61% of revenues in 2001, a decrease of $540,876. The decrease in cost of sales as a percentage of revenues was a result of a change in the sales mix towards products that have a lower cost associated with them.

     Sales and marketing expense of $1,380,860 in 2002 increased by $14,544 or 1% from 2001 expense of $1,366,316. As a percentage of revenues, sales and marketing expense was approximately 6% in both 2002 and 2001.

     Research, development and engineering expense of $2,039,710 in 2002 increased by $125,060 or 7% from 2001 expense of $1,914,650 due to heightened activity in research in support of new products. As a percentage of revenues, research, development, and engineering expense was 8% in both 2002 and 2001.

     General and administrative expense of $4,304,232 in 2002 increased by $929,348 or 28% from 2001 expense of $3,374,884. As a percentage of revenues, general and administrative expense was 18% in 2002 compared to 14% in 2001. The increase in general and administrative expense was primarily attributed to increased employee-related and facility costs, and the impact of deferred compensation expense associated with $34,671 in unrealized gains on trading securities in 2002, compared to $382,712 in unrealized losses on trading securities recorded in 2001.

     Amortization of goodwill and intangible assets was $380,216 in 2002 compared to $1,899,668 in 2001, a decrease of $1,519,452 or 80%. The decrease was attributable to the adoption of SFAS 142, whereas goodwill is no longer amortized.

     Income from operations was $2,516,697 in 2002 compared to $872,745 in 2001, an increase of $1,643,952. The increase in income from operations resulted mainly from increased revenue and lower cost of revenues and the cessation of amortization of goodwill related to the adoption of SFAS 142 on October 1, 2001, offset by higher selling and administrative costs, and research, development and engineering costs.

     Investment income was $40,669 in 2002 compared to an expense of $356,747 in 2001. The change was due primarily to unrealized gains on trading securities recorded in 2002 compared to unrealized losses on trading securities recorded in 2001.

     Interest expense was $527,919 in 2002 compared to $946,135 in 2001, a decrease of $418,216. This decrease was due to a decrease in interest rates associated with the National City credit line.

     As prescribed by FAS 109, Accounting for Income Taxes, the computation for the interim tax expense (benefit) reflects the anticipated effective tax rate for the entire fiscal year on expected pretax income. This computation has produced a tax expense of $806,495 in 2002, compared to a tax benefit of $292,844. The increase of $1,099,339 of income tax expense was directly associated with taxable income in 2002, compared to a loss in 2001.

The Company's net income was $1,209,743 in 2002 compared to a net loss of $132,305 in 2001. Net income as a percentage of revenues was 5% in 2002, compared to a net loss as a percentage of revenues of nil in 2001. The increase in net income resulted primarily from increased revenue and increased operating income from both the tactical and intelligence systems' segments, offset by lower amortization costs and interest costs, in addition to the factors noted above.

Liquidity and Capital Resources

     The Company has floating rate financing agreement with National City Bank in an amount up to $23 million under a revolving line of credit with a maturity date of May 1, 2003, with an annual renewable term thereafter. Pursuant to the loan agreement, the rate of interest is to be determined at a rate equal to the Bank's prime rate, the federal funds or LIBOR rate plus a margin which ranges from 1.5% to 2% based on the debt to tangible net worth ratio at the beginning of the applicable LIBOR rate contract period. The Company may elect among the rates based upon conditions on the dates upon which funds are drawn. The line of credit is secured by a first security interest in accounts receivable, contract rights, inventory, equipment and other security reasonably requested by National City Bank. The loan agreement includes various loan covenants and restrictions with which the Company is in compliance. These include limits on the ability of the Company to pay cash dividends, undertake additional acquisitions, or otherwise limits on obligations undertaken by, or operations of, the Company. As of March 31, 2002, there were borrowings of $18,919,151 outstanding under this arrangement with the Bank. The available borrowings balance was $4,080,849 at March 31, 2002.

     During the year ended September 30, 2001, the Company completed the acquisition and renovation of an office and manufacturing facility in its PCS subsidiary in Palm Bay, Florida for a total cost of $4,926,004. The acquisition and subsequent renovations were financed by cash and a mortgage note payable to First Union National Bank ("First Union"). The mortgage note provided $3,560,000 at a variable interest rate equal to the one month LIBOR plus 1.65%. Effective April 1, 2001, the Company entered into an interest rate swap agreement to convert the interest rate to a fixed 7.85% per annum. At September 30, 2001, there were borrowings of $3,195,498 under the mortgage note payable. The impact of the fair value of the interest rate swap of $110,887 resulted in the total mortgage value of $3,306,385 at March 31, 2002. Interest on the mortgage note was payable monthly through December 2001, after which monthly principal and interest payments will be made through December 1, 2016.

     The Company's operating cash flow was $(894,118) for the six months ended March 31, 2002, compared to $(1,276,156) for the six months ended March 31, 2001.

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

     As of March 31, 2002, management believes inventory balances are not in excess of requirements for deliveries and normal minimum stocking levels.

     Generally, accounts receivable at the end of each quarter are collected within the following quarter. The Company's total outstanding accounts receivable balance was $13,699,589 at March 31, 2002. The Company has provided an allowance for certain older balances of $50,000. This allowance is believed to be sufficient to address any uncollectible balances outstanding as of March 31, 2002.

     On June 3, 1998, the Company entered into a loan agreement with an officer and director of the Company. The note receivable of $215,684 bears interest at the rate of interest then applicable for borrowings by the Company under the Company's then-existing line of credit or other primary lending arrangement with its primary lender, with interest payable annually, and matures on June 3, 2003.

     As of March 31, 2002 and 2001, the Company's backlog was approximately $46.6 million and $30.2 million, respectively, consisting of firm fixed price purchase orders. All of these purchase orders are expected to generate profits within the Company's historical levels. The Company believes that the completion of the orders comprising its backlog, and any new orders which may be accepted by the Company in the future, should not result in additional liquidity pressures that cannot be addressed in a manner consistent with the Company's past practices. The Company currently expects to manufacture and deliver substantially all of the products in backlog within the next 12 months. In addition to the firm fixed price orders, the Company has $6.4 million in unfunded, deliverables from an IDIQ contract. This additional $6.4 million of products in backlog will be completed over the next 36 months.


     On November 2, 1999, the Board of Directors authorized the Company to repurchase up to 1,000,000 of its outstanding shares of common stock within the twelve-month period following such date for a maximum purchase price, including commissions, not to exceed $3,500,000 in the aggregate. The Board has extended the repurchase program through November 2, 2002. No repurchases were made during the six months ended March 31, 2002. Since the inception of the program, the Company has repurchased 659,681 shares of its common stock for a total cost of $1,838,108 at an average purchase price of $2.79 per share.

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

Critical Accounting Policies

     The Company's significant accounting policies are described in Note 1 to the audited September 30, 2001 consolidated financial statements. The Company believes that its most critical accounting policies include revenue recognition and cost estimation on its contracts and the valuation of long-lived and intangible assets. The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expense during the period reported. Estimates are used in determining the inventory allowance. The Company regularly evaluates current information available to it to determine whether such accruals should be adjusted.

     Revenue recognition and cost estimation

     The Company's revenue is almost entirely derived from fixed priced contracts, which provide that the Company perform a contract for a fixed price and assume the cost of any cost overruns.

     Under fixed price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to a buyer's specification or to services related to the performance of such contracts, are recognized using the percentage-of-completion method of accounting. Under this method, revenues are measured by the ratio of costs incurred to date to the estimated total costs to complete each contract. This method is used because management believes costs incurred to be the best measure of progress on these contracts. Profit incentives are included in revenues when earned.

     Cost of revenues included all direct costs and those indirect costs that relate to contract performance or product or service delivery. Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product such as increases in material costs, inaccurate estimates during the bidding process, or other unforeseen factors could have a material effect on the Company's results of operations and financial condition.

     The Company generally recognizes revenue on other products sales or services upon shipment of product or when services have been rendered. Customer performed or customer specific pre-acceptance testing is stipulated under certain contracts accounted for under a units shipped basis. The Company does not recognize revenue with respect to these contracts until the customer has successfully completed the pre-acceptance test, and acknowledged as such, or by the Company itself in conjunction with customer specifications. These contracts do not contain acceptance clauses after shipment of the product. In all other contracts, product is not subjected to pre-acceptance testing.

       In all of the Company's sales transactions, the terms of sale do not include any subjective right of return, exchange, or replacement. The Company also does not ship products that do not meet the specifications of a customer's order.

     Valuation of long-lived and intangible assets and goodwill

     The Company assesses the impairment of identifiable assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that management considers important which could trigger an impairment review include significant underperformance relative to projected operating results, significant changes in the manner of use of the acquired assets, or the strategy of the overall business, or any significant negative industry or economic trends.

     When the Company determines that the carrying value of intangibles and long-lived assets, management measures any impairment based on a projected discounted cash flow method using a discount rate consistent with the risk inherent in the industry. Net intangible assets and long-lived assets were $27,835,892 as of March 31, 2002.

     Statement 142 will require the Company annually to perform an assessment of whether there is an indication that goodwill or intangible assets are impaired. To accomplish this, the Company must, for its reporting units, determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of the annual test.

     Use of Estimates

     Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for the Company's products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, the Company may be required to increase its inventory allowances and its gross margin could be adversely affected.


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

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ("SFAS 144"), " Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121 but retains its fundamental provisions for (a) recognition/measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes accounting/reporting provisions of APB Opinion No. 30 for segments of a business to be disposed of but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective for us on October 1, 2002. We are currently evaluating the impact of this new standard.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      The Company is subject to market risk from exposure to changes in interest rates based on its financing activities. The principal credit facility is a $23 million revolving credit facility with variable interest rates ranging from 1.5% to 2.0% over the Fed Funds rate on the balance up to the $23 million facility cap. At March 31, 2001, borrowings under the agreement were $18.9 million. A 50 basis point increase in interest rates with an annual outstanding balance of $18.9 million would result in increased annual interest expense of $99,000. The Company does not expect changes in interest rates to have a material effect on income or cash flows during fiscal year 2002, although there can be no assurances that interest rates will not significantly change.


Cautionary Statement

     This Quarterly Report on Form 10-Q contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include the following: the budgetary and appropriations policies of the Company's governmental customers, the competitive environment for the Company's products and services, the timing of new orders, the degree of market penetration of the Company's new products and other factors set forth in the Company's Annual Report on 10-K. The words "believe," "estimate," "expect," "intend," "anticipate," "will," "could," "may," "should," "plan," "potential," "predict," "forecast," and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.


Part II- Other Information

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

11 Statement re: computation of per share earnings (not required because the relevant computation can be clearly determined from material contained in the financial statements).

     (b) Reports on Form 8-K:

         The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2002.



                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PARAVANT INC.


                           By           /s/ John C. Zisko
                              ---------------------------------------
                                            John C. Zisko,
                           Vice President, Treasurer and Chief Financial Officer (as both a duly authorized officer of Registrant and as principal financial officer of Registrant)



Date: May 14, 2002