Form 10-Q
period 2002-06-30
PARAVANT INC
filed 2002-08-13
CIK 944405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ________ to ______
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

On August 8, 2002, there were 17,345,872 shares of the Registrant's common stock outstanding.

                                  PARAVANT INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

Condensed Consolidated Balance Sheet - June 30, 2002 (Unaudited) and September 30, 2001.........................2

Condensed Consolidated Statements of Operations (Unaudited) for the three months ended June 30, 2002 and 2001........................................................................4

Condensed Consolidated Statements of Operations (Unaudited) for the nine months ended June 30, 2002 and 2001........................................................................5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended June 30, 2002 and 2001.............................................................................. 6

Notes to Condensed Consolidated Financial Statements (Unaudited)................................................7

Item 2.  Management's Discussion and Analysis of Operations....................................................14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................21

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K......................................................................22

SIGNATURES ....................................................................................................23


                         PARAVANT INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                     Assets
                                   (Unaudited)

                                                                        June 30,    September 30,
                                                                         2002          2001
                                                                         ----          ----
Current assets:
     Cash and cash equivalents                                        $ 1,358,261   $     8,781

     Marketable securities                                                642,983       523,430

     Accounts receivable, net of allowance for doubtful accounts of
        $20,000 at June 30, 2002 and $50,000 at September 30, 2001      5,475,795     9,598,044

     Costs and estimated earnings in excess of billings on
         uncompleted contracts                                          5,480,374     6,000,520
                                                                      -----------   -----------

     Inventories                                                        7,567,346     5,298,180

     Prepaid expenses                                                     173,665       349,218

       Deferred income taxes                                              357,520       357,520
                                                                      -----------   -----------

         Total current assets                                          21,055,944    22,135,693
                                                                      -----------   -----------

Note receivable- related party                                            215,684       215,684
Property, plant and equipment, net                                      9,310,239     9,759,957
Goodwill                                                               24,281,319    24,281,319
Intangible assets, net                                                  3,365,341     3,933,039
Other assets                                                               41,214        79,595
Deferred income taxes                                                   1,469,939     1,469,939
                                                                      -----------   -----------



         Total assets                                                 $59,739,680   $61,875,226
                                                                      ===========   ===========



See accompanying notes to unaudited condensed consolidated financial statements.

                      Liabilities and Stockholders' Equity
                                   (Unaudited)

                                                                June 30,      September 30,
                                                                 2002             2001
                                                                 ----             ----
Current liabilities:
     Notes payable to related parties                        $        --     $    492,500
     Current maturities of long-term obligations                  143,032         152,735
     Current maturities of capital lease obligations              307,655         272,671
     Accounts payable                                           3,075,162       2,986,537
     Billings in excess of costs and estimated earnings on
         uncompleted contracts                                    674,137         333,850
     Provision for future losses on uncompleted contracts          33,952         488,761
     Income taxes payable                                         508,786         284,616
     Accrued commissions                                           19,800         184,189
     Accrued expenses                                           2,201,551       1,726,832
     Accrued incentive compensation                               649,902         718,411
     Deferred revenue                                             321,131          72,452
                                                             ------------    ------------

         Total current liabilities                              7,935,108       7,713,554
                                                             ------------    ------------

Long-term obligations, net of current maturities               15,519,650      20,492,530
Capital lease obligations, net of current maturities              389,999         573,439
Deferred compensation                                             939,142         607,208
                                                             ------------    ------------

         Total liabilities                                     24,783,899      29,386,731
                                                             ------------    ------------

Stockholders' equity:
     Preferred stock                                                 --              --
     Common stock                                                 271,443         267,845
     Additional paid-in capital                                22,494,276      22,210,229
     Other comprehensive loss                                    (266,598)       (307,436)
     Retained earnings                                         14,535,564      12,396,761
                                                             ------------    ------------
                                                               37,034,685      34,567,399

     Less treasury stock                                       (2,078,904)     (2,078,904)
                                                             ------------    ------------
         Total stockholders' equity                            34,955,781      32,488,495
                                                             ------------    ------------

Commitments and contingencies

         Total liabilities and stockholders' equity          $ 59,739,680    $ 61,875,226
                                                             ============    ============


See accompanying notes to unaudited condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                For the three months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                   2002             2001
                                                   ----             ----
Revenues                                         $ 15,496,665    $ 12,221,110
                                                 ------------    ------------

Cost of revenues                                    8,932,393       7,316,706
Sales and marketing                                   855,990         647,991
Research, development and engineering               1,178,105       1,036,394
General and administrative                          2,512,949       2,268,136
Amortization of goodwill and intangible assets        189,233         950,636
                                                 ------------    ------------
     Total costs and expenses                      13,668,670      12,219,863
                                                 ------------    ------------

         Income from operations                     1,827,995           1,247

Other income (expense):
     Investment income (expense)                      (91,791)         49,915
     Interest expense                                (186,582)       (293,723)
     Other                                               (734)         53,311
                                                 ------------    ------------

         Income (loss) before income taxes          1,548,888        (189,250)

Income tax expense (benefit)                          619,555        (354,827)
                                                 ------------    ------------

         Net income                              $    929,333    $    165,577
                                                 ============    ============

Basic earnings per share                         $        .05    $        .01
                                                          ===             ===

Diluted earnings per share                       $        .05    $        .01
                                                          ===             ===

Weighted average number of shares:
     Basic                                         17,275,710      17,152,869
                                                   ==========      ==========
     Diluted                                       18,186,462      17,274,773
                                                   ==========      ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                For the nine months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                      2002           2001
                                                      ----           ----
Revenues                                           $ 40,062,776    $ 36,134,645
                                                   ------------    ------------

Cost of revenues                                     22,876,789      21,801,978
Sales and marketing                                   2,236,852       2,014,737
Research, development and engineering                 3,217,814       2,951,043
General and administrative                            6,813,541       5,654,326
Amortization of goodwill and intangible assets          567,698       2,850,304
                                                   ------------    ------------
     Total costs and expenses                        35,712,694      35,272,388
                                                   ------------    ------------

         Income from operations                       4,350,082         862,257

Other income (expense):
     Investment expense                                 (56,527)       (295,536)
     Interest expense                                  (714,501)     (1,239,859)
     Other                                              (13,943)         58,309
                                                   ------------    ------------

         Income (loss) before income taxes            3,565,111        (614,829)

Income tax expense (benefit)                          1,426,044        (647,671)
                                                   ------------    ------------

         Net income                                $  2,139,067    $     32,842
                                                   ============    ============

Basic earnings per share                           $        .12    $        .00
                                                            ===             ===

Diluted earnings per share                         $        .12    $        .00
                                                            ===             ===

Weighted average number of shares:
     Basic                                           17,197,688      17,109,121
                                                     ==========      ==========
     Diluted                                         17,813,549      17,260,243
                                                     ==========      ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                For the nine months ended June 30, 2002 and 2001

                                                                                      2002            2001
                                                                                      ----            ----
                                                                                          (Unaudited)
Net cash provided by operating activities:                                       $  7,371,291    $  2,903,226

Cash flows from investing activities:
     Sales of marketable securities                                                  (119,553)        (67,122)
     Acquisitions  of property, plant and equipment                                  (566,364)     (3,346,678)
     Acquisition costs, net of cash acquired                                             --           (64,400)
                                                                                 ------------    ------------

                  Net cash used in investing activities                              (685,917)     (3,478,200)
                                                                                 ------------    ------------

Cash flows from financing activities:
     Repayments on notes payable                                                     (492,500)         85,920
     Proceeds from long-term obligations                                            8,812,704      22,509,958
     Repayments on long-term obligations                                          (13,795,287)    (22,162,524)
     Proceeds (repayments) on capital lease obligations                              (148,456)        (46,389)
     Proceeds from exercise of common stock options                                   287,645          49,928
                                                                                 ------------    ------------

                  Net cash (used in) provided by financing activities              (5,335,894)        436,893
                                                                                 ------------    ------------

                  Net increase (decrease) in cash and cash equivalents              1,349,480        (138,081)

Cash and cash equivalents at beginning of the period                                    8,781         265,408
                                                                                 ------------    ------------

Cash and cash equivalents at end of the period                                   $  1,358,261    $    127,327
                                                                                 ============    ============

Supplemental disclosures of cash flow information:

     Cash paid during the period for:
         Interest                                                                $    713,023    $  1,290,275
                                                                                 ------------    ------------

         Income taxes                                                            $  1,077,494    $  1,372,711
                                                                                 ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                         PARAVANT INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements
                             June 30, 2002 and 2001

(1)  Description of Business and Summary of Significant Accounting Policies

(a) Basis of Presentation

         The accompanying unaudited Condensed Consolidated Financial Statements of Paravant Inc. and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its fiscal 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission, except for the adoption of the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (see Note 5 of Notes to Condensed Consolidated Financial Statements). In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of June 30, 2002, and the results of operations for the three and nine month periods ending June 30, 2002 and 2001, and the cash flows for the nine month periods ending June 30, 2002 and 2001. The results of operations for the three and nine months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

         A reconciliation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share is as follows:

                                                          Three Months Ended
                                                                June 30

                                                           2002          2001
                                                           ----          ----
        Basic:
             Weighted average number of common
                 shares outstanding                     17,275,710    17,152,869
                                                        ==========    ==========
        Diluted:
             Weighted average number of common
                 shares outstanding                     17,275,710    17,152,869
        Dilutive stock options                             870,169       121,904
        Dilutive warrants                                   40,583          --
                                                        ----------    ----------

                                                        18,186,462    17,274,773
                                                        ==========    ==========

                                                          Nine Months Ended
                                                               June 30

                                                         2002            2001
                                                         ----            ----
Basic:

     Weighted average number of common
         shares outstanding                           17,197,688      17,109,121
                                                      ==========      ==========
Diluted:
     Weighted average number of common
         shares outstanding                           17,197,688      17,109,121
Dilutive stock options                                   602,111         151,122
Dilutive warrants                                         13,750            --
                                                      ----------      ----------

                                                      17,813,549      17,260,243
                                                      ==========      ==========



         Options and warrants to purchase 568,800 and 2,028,262 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2002 and 2001, respectively, because their exercise prices exceeded the average market price of outstanding common shares for the period, and therefore, would be considered anti-dilutive. Options and warrants to purchase 705,800 and 1,780,882 shares of common stock were excluded from the calculation of diluted earnings per share for the nine months ended June 30, 2002 and 2001, respectively, because their exercise prices exceeded the average market price of common shares for the period, and therefore, would be considered anti-dilutive.

(2) Contracts

         Contracts in progress and advance billings on such contracts consist of the following:

                                                                                 June 30,            September 31,
                                                                                   2002                  2001
                                                                                   ----                  ----
        Costs incurred on uncompleted contracts                                $21,739,246            31,992,850
        Estimated earnings thereon                                               4,036,831             5,895,517
                                                                               -----------            ----------
                                                                                25,776,077            37,888,367
        Billings to date                                                        21,003,792            32,710,458
                                                                               -----------            ----------
                                                                               $ 4,772,285             5,177,909
                                                                               ===========            ==========

         The above amount is included in the accompanying unaudited condensed consolidated balance sheet under the following captions:

                                                                          June 30,             September 30,
                                                                            2002                    2001
                                                                            ----                    ----
        Costs and estimated earnings in excess of billings on
             uncompleted contracts                                         $5,480,374             6,000,520
        Billings in excess of costs and estimated earnings
             on uncompleted contracts                                        (674,137)             (333,850)
        Provision for future losses on uncompleted contracts                  (33,952)             (488,761)
                                                                           ----------             ---------
                                                                           $4,772,285             5,177,909
                                                                           ==========             =========

(3)  Inventories

     Inventories consist of:

                                                                           June 30,             September 30,
                                                                             2002                   2001
                                                                             ----                   ----
        Raw materials                                                     $4,359,432             4,066,634
        Work in process                                                    2,022,946               795,520
        Finished goods                                                     1,819,135             1,070,193
                                                                          ----------             ---------
                                                                           8,201,513             5,932,347
        Provision for obsolete inventory                                    (634,167)             (634,167)
                                                                          ----------             ---------
                                                                          $7,567,346             5,298,180
                                                                          ==========             =========

     General and administrative costs included in work in process finished goods inventory were approximately $558,000 and $75,000 at June 30, 2002 and September 30, 2001, respectively.


(4) Property, plant, and equipment

         Property, plant and equipment consists of:

                                                                            June 30,            September 30,
                                                                              2002                  2001
                                                                              ----                  ----

        Land                                                               $  420,330               420,330
        Building                                                            4,505,675             4,505,675
        Office equipment                                                    5,544,914             4,974,116
        Factory equipment                                                   1,950,698             1,340,842
        Leasehold improvements                                                 75,974               195,185
        Vehicles                                                                    -                88,230
        Demonstration pool and custom molds                                 2,230,011             2,654,493
                                                                           ----------            ----------
                                                                           14,727,602            14,178,871
        Less accumulated depreciation and amortization                     (5,417,363)           (4,418,914)
                                                                           ----------            ----------
                                                                           $9,310,239             9,759,957
                                                                           ==========            ==========

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

         The Company elected to adopt the provisions of SFAS 141 as of June 30, 2001, and 142 as of October 1, 2001. The Company has identified reporting units to be its operating segments and has determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of October 1, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased. The Company has completed the transitional analysis to determine the impact. The Company has concluded that there will not be an impairment charge relating to goodwill or intangible assets, and that the intangible assets estimated useful lives do not have to be adjusted. The annual impairment test will be performed in the fourth quarter of each fiscal year, after completion of the Company's annual plan.

           Goodwill represents the excess of cost over the net tangible and identifiable and identifiable intangible assets of the Company's wholly owned subsidiaries. Goodwill by segment at June 30, 2002, consists of:

                                                              Tactical Systems        Intelligence Systems
                                                              ----------------        --------------------
        Goodwill                                                $8,189,353               $16,091,966
                                                                ==========               ===========



         Intangible assets consist of exclusive rights to a printed circuit board, and non-compete agreements. All intangible assets are being amortized over their estimated useful lives, as indicated below. Intangible assets consist of:

                                                                                 June 30,            September 30,
                                                                                   2002                  2001
                                                                                   ----                  ----

        Non-compete agreements (3-8 1/2 Years)                                 $ 6,067,250             6,067,250
        License rights (5 Years)                                                   295,000               295,000
                                                                               -----------            ----------
                                                                                 6,362,250             6,362,250
        Less accumulated amortization                                           (2,996,909)           (2,429,211)
                                                                               -----------            ----------
                                                                               $ 3,365,341             3,933,039
                                                                               ===========            ==========

     The aggregate estimated acquired intangible amortization expense for the nine month period ended June 30, 2002 was approximately $568,000. The estimated acquired intangible amortization expense for the fiscal year ending September 30, 2002 is $750,000. Estimated acquired amortization expense for each of the four fiscal years ending September 30, 2006 is $700,000.

     The following pro-forma information reconciles the net earnings reported for the period ended June 30, 2002 and 2001, respectively, to adjusted net earnings reflecting the adoption of SFAS 142:


                                                                            (In Thousands)
                                                       Three months ended                      Nine months ended
                                                            June 30                                 June 30
                                                      2002            2001                     2002           2001
                                                      ----            ----                     ----           ----
          Reported net
             earnings                                  929             166                    2,139            33
          Add back:
          Goodwill amortization
            net of tax expense of $583 and $1,314                      178                                    968
                                                      ----            ----                    -----         -----
          Adjusted net
            earnings                                   929             344                    2,139         1,001
                                                       ===             ===                    =====         =====


          Basic and diluted earnings
           per share:                                 0.05            0.01                     0.12          0.00
          Add back:
          Goodwill amortization
            net of tax expense of $.03 and $.08
            per share, respectively                   -               0.01                    -              0.06
                                                      ----            ----                    -----         -----

          Adjusted basic and diluted earnings
            per share                                 0.05            0.02                     0.12          0.06
                                                      ====            ====                    =====         =====

(6) Comprehensive Earnings

        The components of comprehensive income for the three and nine month periods ending June 30, 2002 and 2001 consisted of the following:

                                                                                 Three months ended June 30
                                                                                 2002                  2001
                                                                                 ----                  ----
        Net earnings                                                           $  929,333            165,577
        Other comprehensive gains:
        Unrealized gains (losses) arising during period, net                     (155,721)            29,362
                                                                               ----------            -------
        Comprehensive earnings                                                    773,612            194,939
                                                                               ==========            =======


                                                                                 Nine months ended June 30
                                                                                 2002                  2001
                                                                                 ----                  ----
        Net earnings                                                           $2,139,067             32,842
        Other comprehensive gains:
        Unrealized gains arising during period, net                                40,838             29,362
                                                                               ----------             ------
        Comprehensive earnings                                                  2,179,905             62,204
                                                                               ==========             ======

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



     The Company evaluates performance of and allocates resources to the segments. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies (See 2001 Annual Report on Form 10-K).

                                                        Tactical   Intelligence
                                                        Systems       Systems      Corporate         Total
                                                        -------       -------      ---------         -----
    Three Months ended
      June 30, 2002:
      -------------
    External product revenues                           8,672,057    5,210,283              -       13,882,340
    External engineering services revenues                969,196      645,129              -        1,614,325
    Total external revenues                             9,641,253    5,855,412              -       15,496,665
    Operating income                                    1,181,295    1,360,101      (713,401)        1,827,995

    Three Months ended
     June 30, 2001:
     -------------
    External product revenues                           6,866,396    4,502,113              -       11,368,509
    External engineering services revenues                769,109       83,492              -          852,601
    External revenues                                   7,635,505    4,585,605              -       12,221,110
    Operating income                                      486,678       42,882      (528,313)            1,247


                                                Tactical        Intelligence
                                                Systems            Systems       Corporate         Total
                                                -------            -------       ---------         -----

    Nine Months ended
    June 30, 2002:
    --------------

    External product revenues                   21,945,136      13,331,260              --       35,276,396
    External engineering services revenues       3,009,692       1,776,638              --        4,786,330
    Total external revenues                     24,954,828      15,107,898              --       40,062,726
    Operating income                             3,600,738       2,579,693      (1,830,349)       4,350,082
    Total assets (including goodwill)           28,082,728      29,426,659       2,230,293       59,739,680


    Nine Months ended
    June 30, 2001:
    --------------

    External product revenues                   21,520,001      12,056,844              --       33,576,845
    External engineering services revenues       2,307,325         250,475              --        2,557,800
    External revenues                           23,827,326      12,307,319              --       36,134,645
    Operating income                             2,018,589         (51,842)     (1,104,490)         862,257
    Total assets (including goodwill)           30,921,800      28,196,909       5,197,608       64,316,317



         For the nine months ended June 30, approximately 98% in 2002 and 97% in 2001 of the Company's revenues were derived from domestic customers. The Company attributes revenues to countries based upon where the customers' assets are located. All of the Company's assets are located domestically.

(8)  Contingencies

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

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations

Three Months ended June 30, 2002 vs June 30, 2001

     Revenues for the three months ended June 30, 2002 were $15,496,665, an increase of $3,275,555 or 27% from revenues of $12,221,110 for the three months ended June 30, 2001. Revenues from the Company's tactical systems products increased by $2,009,001 primarily due to product sales supporting the C4 markets, as well as aircraft support. Revenues from the Company's intelligence systems products increased by $1,269,807 primarily due to revenue from increased demand for signal processing equipment and new product introductions.

     Cost of revenues was $8,932,393 in 2002, or 58% of revenues, compared to $7,316,706 or 60% of revenues in 2001, an increase of $1,615,687. The decrease in cost of sales as a percentage of revenues was a result of a change in the sales mix towards products that have a lower cost associated with them.

     Sales and marketing expense of $855,990 in 2002 increased by $207,999 or 32% from 2001 expense of $647,991. As a percentage of revenues, sales and marketing expense was approximately 6% in 2002 and 5% in 2001. The increase in 2002 was mainly attributable to compensation related employee costs.

     Research, development and engineering expense of $1,178,105 in 2002 increased by $141,711 or 14% from 2001 expense of $1,036,394 due to heightened activity in research in support of new products related primarily to the Scorpion rugged notebook computer product and the Eagle data recorder product. As a percentage of revenues, research, development, and engineering expense was 8% in 2002 and 9% in 2001.

     General and administrative expense of $2,512,949 in 2002 increased by $244,813 or 11% from 2001 expense of $2,268,136. As a percentage of revenues, general and administrative expense was 16% in 2002 compared to 18% in 2001. The increase of $244,813 in general and administrative expense was primarily attributed to increased compensation related employee costs, facility costs, and professional fees.

     Amortization of goodwill and intangible assets was $189,233 in 2002 compared to $950,635 in 2001, a decrease of $761,402 or 80%. The decrease was attributable to the adoption of SFAS 142, whereby goodwill is no longer amortized.

     Income from operations was $1,827,995 in 2002 compared to $1,247 in 2001, an increase of $1,826,748. The increase in income from operations resulted mainly from increased revenue and lower cost of revenues, the cessation of amortization of goodwill related to the adoption of SFAS 142 on October 1, 2001, offset by higher operating costs referenced above.

     Investment expense was $91,791 in 2002 compared to income of $49,915 in 2001. The change was due primarily to unrealized losses on trading securities recorded in 2002 compared to unrealized gains on trading securities recorded in 2001.

     Interest expense was $186,582 in 2002 compared to $293,723 in 2001, a decrease of $107,141. This decrease was due to a decrease in interest rates associated with the National City credit line, coupled with a decreased average outstanding credit balance in 2002.

     As prescribed by FAS 109, Accounting for Income Taxes, the computation for the interim tax expense (benefit) reflects the anticipated effective tax rate for the entire fiscal year on expected pretax income. This computation has produced a tax expense of $619,555 in 2002, compared to a tax benefit of $354,827 in 2001. The increase of $974,382 of income tax expense was directly associated with taxable income in 2002, compared to a loss before taxes in 2001.

     The Company's net income was $929,333 in 2002 compared to $165,577 in 2001. Net income as a percentage of revenues was 6% in 2002, compared to 1% in 2001. The increase in net income resulted primarily from increased revenue and increased operating income from both the tactical and intelligence systems' segments, offset by lower amortization costs and interest costs, in addition to the factors noted above.

Nine Months ended June 30, 2002 vs June 30, 2001.

     Revenues for the nine months ended June 30, 2002 were $40,062,776, an increase of $3,928,131 or 11% from revenues of $36,134,645 for the nine months ended June 30, 2001. Revenues from the Company's tactical systems products increased by $2,119,551 primarily due to product sales supporting the C4 markets, as well as aircraft support products, offset by a decrease of revenue recognized under a significant firm fixed price contract with annual award options with a prime contractor for the U.S. Army due to the delay of approval of the Defense Appropriations bill. Revenues from the Company's intelligence systems products increased by $2,800,580 primarily due to revenue from increased demand for signal processing equipment and new product introductions.

     Cost of revenues was $22,876,789 in 2002, or 57% of revenues, compared to $21,801,978 or 60% of revenues in 2001, an increase of $1,074,811. The decrease in cost of sales as a percentage of revenues was a result of a change in the sales mix towards products that have a lower cost associated with them.

     Sales and marketing expense of $2,236,852 in 2002 increased by $222,115 or 11% from 2001 expense of $2,014,737. As a percentage of revenues, sales and marketing expense was approximately 6% in both 2002 and 2001. The increase in sales and marketing expenses in 2002 was primarily a result of compensation related employee costs.

     Research, development and engineering expense of $3,217,814 in 2002 increased by $266,771 or 9% from 2001 expense of $2,951,043 due to heightened activity in research in support of new products, including the Scorpion rugged notebook computer product and the Eagle data recorder product. As a percentage of revenues, research, development, and engineering expense was 8% in both 2002 and 2001.

     General and administrative expense of $6,813,541 in 2002 increased by $1,159,215 or 21% from 2001 expense of $5,654,326. As a percentage of revenues, general and administrative expense was 17% in 2002 compared to 16% in 2001. The increase in general and administrative expense was primarily attributed to increase in compensation related employee costs, facility costs, professional fees, and the impact of deferred compensation related to the unrealized losses on trading securities.

     Amortization of goodwill and intangible assets was $567,698 in 2002 compared to $2,850,304 in 2001, a decrease of $2,282,606 or 80%. The decrease was attributable to the adoption of SFAS 142, whereby goodwill is no longer amortized.

     Income from operations was $4,350,082 in 2002 compared to $862,257 in 2001, an increase of $3,487,825. The increase in income from operations resulted mainly from increased revenue and lower cost of revenues and the cessation of amortization of goodwill related to the adoption of SFAS 142 on October 1, 2001, offset by higher operating costs referenced above.

     Investment expense was $56,527 in 2002 compared to $295,536 in 2001. The change was due primarily to smaller unrealized losses on trading securities recorded in 2002, which was directly associated with a smaller portfolio of trading securities held.

     Interest expense was $714,501 in 2002 compared to $1,239,859 in 2001, a decrease of $525,358. This decrease was due to a decrease in interest rates associated with the National City credit line, coupled with a decreased average outstanding balance in 2002.

     As prescribed by FAS 109, Accounting for Income Taxes, the computation for the interim tax expense (benefit) reflects the anticipated effective tax rate for the entire fiscal year on expected pretax income. This computation has produced a tax expense of $1,426,044 in 2002, compared to a tax benefit of $647,671. The increase of $2,073,715 of income tax expense was directly associated with taxable income in 2002, compared to a loss before tax benefit in 2001.

     The Company's net income was $2,139,067 in 2002 compared to $32,842 in 2001. Net income as a percentage of revenues was 5% in 2002, compared to nil in 2001. The increase in net income resulted primarily from increased revenue and increased operating income from both the tactical and intelligence systems' segments, offset by lower amortization costs and interest costs, in addition to the factors noted above.

Liquidity and Capital Resources

     At June 30, 2002, the Company had $2,001,244 in cash and cash equivalents and marketable securities. The Company has floating rate financing agreement with National City Bank in an amount up to $23 million under a revolving line of credit with a maturity date of May 1, 2003, with an annual renewable term thereafter. Pursuant to the loan agreement, the rate of interest is to be determined at a rate equal to the Bank's prime rate, the federal funds or LIBOR rate plus a margin which ranges from 1.5% to 2% based on the debt to tangible net worth ratio at the beginning of the applicable LIBOR rate contract period. The Company may elect among the rates based upon conditions on the dates upon which funds are drawn. The line of credit is secured by a first security interest in accounts receivable, contract rights, inventory, equipment and other security reasonably requested by National City Bank. The loan agreement includes various loan covenants and restrictions with which the Company is in compliance at June 30, 2002. These include limits on the ability of the Company to pay cash dividends, undertake additional acquisitions, or otherwise limits on obligations undertaken by, or operations of, the Company. As of June 30, 2002, there were borrowings of $12,000,000 outstanding under this arrangement with the Bank. The available borrowings balance was $11,000,000 at June 30, 2002.

     During the year ended September 30, 2001, the Company completed the acquisition and renovation of an office and manufacturing facility in its PCS subsidiary in Palm Bay, Florida for a total cost of $4,926,004. The acquisition and subsequent renovations were financed by cash and a mortgage note payable to First Union National Bank ("First Union"). The mortgage note provided $3,560,000 at a variable interest rate equal to the one month LIBOR plus 1.65%. Effective April 1, 2001, the Company entered into an interest rate swap agreement to convert the interest rate to a fixed 7.85% per annum. At September 30, 2001, there were borrowings of $3,195,498 under the mortgage note payable. The impact of the fair value of the interest rate swap of $266,598 resulted in the total mortgage value of $3,395,088 at June 30, 2002. Interest on the mortgage note was payable monthly through December 2001, after which monthly principal and interest payments will be made through December 1, 2016.

     The Company's operating cash flow was $7,371,209 for the nine months ended June 30, 2002, compared to $2,903,226 for the nine months ended June 30, 2001. The increase in the Company's operating cash flow is due primarily to an increase in net income, a decrease in accounts receivable compared to the same period in 2001, due to timing of payments on accounts receivable, and a net increase in accounts payable and other accruals compared to net decreases in those accounts for the same period in 2001.

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

     As of June 30, 2002, management believes inventory balances are not in excess of requirements for deliveries and normal minimum stocking levels.

     Generally, accounts receivable at the end of each quarter are collected within the following quarter. The Company's total outstanding accounts receivable balance was $5,475,795 at June 30, 2002. The Company has provided an allowance for certain older balances of $20,000. This allowance is believed to be sufficient to address any uncollectible balances outstanding as of June 30, 2002.

     On June 3, 1998, the Company entered into a loan agreement with an officer and director of the Company. The note receivable of $215,684 bears interest at the rate of interest then applicable for borrowings by the Company under the Company's then-existing line of credit or other primary lending arrangement with its primary lender, with interest payable annually, and matures on June 3, 2003.

     As of June 30, 2002 and 2001, the Company's backlog was approximately $39.0 million and $28.7 million, respectively, consisting of firm fixed price purchase orders. All of these purchase orders are expected to generate profits within the Company's historical levels. The Company believes that the completion of the orders comprising its backlog, and any new orders which may be accepted by the Company in the future, should not result in additional liquidity pressures that cannot be addressed in a manner consistent with the Company's past practices. The Company currently expects to manufacture and deliver substantially all of the products in backlog within the next 12 months. In addition to the firm fixed price orders, the Company has $5.6 million in unfunded, deliverables from an IDIQ contract. This additional $5.6 million of products in backlog will be completed over the next 36 months.

     On November 2, 1999, the Board of Directors authorized the Company to repurchase up to 1,000,000 of its outstanding shares of common stock within the twelve-month period following such date for a maximum purchase price, including commissions, not to exceed $3,500,000 in the aggregate. The Board has extended the repurchase program through November 2, 2002. No repurchases were made during the nine months ended June 30, 2002. Since the inception of the program, the Company has repurchased 659,681 shares of its common stock for a total cost of $1,838,108 at an average purchase price of $2.79 per share.

    The following is a schedule of future minimum lease payments under capital and operating leases together with the present value of the net minimum lease payments for capital lease obligations as of September 30, 2001:

                                                                                  Capital             Operating
             Year Ending September 30,                                            Leases                Leases
             -------------------------                                            ------                ------
             2002                                                               $  350,591              $959,515
             2003                                                                  341,011               959,647
             2004                                                                  341,011               913,377
             2005                                                                     -                  443,729
             2006                                                                     -                  445,697
             Thereafter                                                               -                1,549,800
                                                                                ----------             ---------
                 Total minimum lease payments                                    1,032,613             5,271,765
                                                                                                       =========
             Less amounts representing interest (10.13% fixed interest
             rate)                                                                (186,503)
                                                                                ----------
                 Present value of net minimum lease payments
                                                                                   846,110
        Less current maturities                                                    272,671
                                                                                ----------
        Capital lease obligations, net of current maturities                    $  573,439
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

Critical Accounting Policies

     The Company's significant accounting policies are described in Note 1 to the audited September 30, 2001 consolidated financial statements included in Form 10-K for fiscal 2001. The Company believes that its most critical accounting policies include revenue recognition and cost estimation on its contracts and the valuation of long-lived and intangible assets. The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expense during the period reported. Estimates are used in determining the inventory allowance. The Company regularly evaluates current information available to it to determine whether such accruals should be adjusted.

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

     When the Company determines that the carrying value of intangibles and long-lived assets, management measures any impairment based on a projected discounted cash flow method using a discount rate consistent with the risk inherent in the industry. Net intangible assets and long-lived assets were $12,675,580 as of June 30, 2002, and goodwill was $24,281, 319 as of June 30,
2002.

     Statement 142 will require the Company annually to perform an assessment of whether there is an indication that goodwill or intangible assets are impaired

     Inventory

     Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for the Company's products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, the Company may be required to increase its inventory allowances and its gross margin could be adversely affected.

New Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("SFAS 143") , "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value on an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Since the requirement if to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Enterprises are required to adopt SFAS 143 for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating this Statement and the effect it will have on our consolidated financial statements and current impairment policy.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary.

    SFAS 145 amends Statement No.13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. We are required to adopt SFAS 145, effective for fiscal 2003. We do not expect the adoption of SFAS 145 to have a material impact on our consolidated financial statements.

    In July 2002, the Financial Accounting Standards Board ("FASB") issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating this Standard.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company is subject to market risk from exposure to changes in interest rates based on its financing activities. The principal credit facility is a $23 million revolving credit facility with variable interest rates ranging from 1.5% to 2.0% over the Fed Funds rate on the balance up to the $23 million facility cap. At June 30, 2002, borrowings under the agreement were $12.0 million. A 50 basis point increase in interest rates with an annual outstanding balance of $12.0 million would result in increased annual interest expense of $60,000. The Company does not expect changes in interest rates to have a material effect on income or cash flows during fiscal year 2002, although there can be no assurances that interest rates will not significantly change.

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

99.1 CEO certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxly Act of 2002.

99.2 CFO certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxly Act of 2002.


     (b) Reports on Form 8-K:

         The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PARAVANT INC.

                           By        /s/ John C. Zisko
                              -------------------------------------------------
                                      John C. Zisko,
                           Vice President, Treasurer and Chief Financial Officer as both a duly authorized officer of Registrant and as principal financial officer of Registrant)

Date: August 13, 2002

                            STATEMENT OF DIFFERENCES
                            ------------------------

The section symbol shall be expressed as ................................. 'SS'